Form 10-Q
period 1996-03-31
VISIO CORP
filed 1996-05-13
CIK 946665

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -----------------

                                  FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26772

                               VISIO CORPORATION
             (Exact name of registrant as specified in its charter)

               WASHINGTON                            91-1448389
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

         520 Pike Street, Suite 1800, Seattle, Washington 98101-4001
        (Address of principal executive offices)             (Zip code)

                                 (206) 521-4500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                                             No
               ---                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                   Shares outstanding as of April 30, 1996
 ---------------------------------    -----------------------------------------
   Common Stock ($.01 par value)                    13,412,541

===============================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
                                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 1996 and September 30, 1995 . . . . . . . . . . . . . . . . . .    2

         Statements of Income for the three and six months ended March 31, 1996 and 1995  . . . . . . .    3

         Statements of Cash Flows for the six months ended March 31, 1996 and 1995  . . . . . . . . . .    4

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6



                                       PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               VISIO CORPORATION
                                 BALANCE SHEETS

                                                                            MARCH 31,       SEPTEMBER 30,
                                                                              1996              1995
                                                                        ----------------  -----------------
                                                                           (unaudited)
                                                                                   (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                               $     51,067     $     7,063
  Trade accounts receivable, net                                                 3,680           4,462
  Inventories                                                                      998           1,431
  Prepaid expenses                                                               1,483           1,662
  Deferred income taxes                                                          1,736           2,136
                                                                          ------------     -----------
Total current assets                                                            58,964          16,754
Equipment and leasehold improvements, net                                        2,594           2,308
Other assets                                                                         6             185
                                                                          ------------     -----------
Total assets                                                              $     61,564     $    19,247
                                                                          ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                        $      4,002     $     4,176
  Accrued compensation and benefits                                              1,629           1,025
  Other accrued liabilities                                                      7,522           5,041
  Income taxes payable                                                           1,790           2,653
  Current portion of long-term obligations                                         380             394
                                                                          ------------     -----------
Total current liabilities                                                       15,323          13,289
Long-term obligations                                                              299             453
Convertible and redeemable preferred stock                                          --           6,545
Shareholders' equity (deficit):
  Common stock                                                                     133              56
  Additional paid-in capital                                                    42,993             487
  Translation adjustments                                                         (75)             (74)
  Retained earnings (accumulated deficit)                                        2,891          (1,509)
                                                                          ------------     -----------
Total shareholders' equity (deficit)                                            45,942          (1,040)
                                                                          ------------     -----------
Total liabilities and shareholders' equity (deficit)                      $     61,564     $    19,247
                                                                          ============     ===========




                 The accompanying Notes to Financial Statements
               are an integral part of these financial statements

                              VISIO CORPORATION
                             STATEMENTS OF INCOME
                                 (unaudited)

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      MARCH 31,                         MARCH 31,
                                          -------------------------------   ---------------------------------
                                                1996             1995             1996             1995
                                          --------------  ---------------   --------------  -----------------
                                                          (in thousands, except per share data)
Revenues                                     $  14,527        $   7,653        $  27,944        $  15,880
Cost of revenues                                 2,384            1,373            4,729            2,715
                                             ---------        ---------        ---------        ---------
Gross margin                                    12,143            6,280           23,215           13,165
Operating expenses:
  Research and development                       2,720            1,151            4,384            2,267
  Sales and marketing                            5,231            4,097           10,778            8,892
  General and administrative                     1,080              602            2,119            1,145
                                             ---------        ---------        ---------        ---------
  Total operating expenses                       9,031            5,850           17,281           12,304
                                             ---------        ---------        ---------        ---------
Income from operations                           3,112              430            5,934              861
Other income, net                                  352              168              633              220
                                             ---------        ---------        ---------        ---------
Income before income taxes                       3,464              598            6,567            1,081
Provision for income taxes                       1,143              210            2,167              379
                                             ---------        ---------        ---------        ---------
Net income                                   $   2,321        $     388        $   4,400        $     702
                                             =========        =========        =========        =========
Net income per share                         $    0.16        $    0.03        $    0.31        $    0.06
                                             =========        =========        =========        =========

Shares used in computing net income per
  share                                         14,849           11,738           14,198           11,544
                                             =========        =========        =========        =========





                 The accompanying Notes to Financial Statements
               are an integral part of these financial statements

                               VISIO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            SIX MONTHS ENDED
                                                                               MARCH 31,
                                                                   --------------------------------
                                                                         1996             1995
                                                                   ---------------  ---------------
                                                                             (in thousands)
OPERATING ACTIVITIES
Net income                                                            $   4,400        $     702
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                             541              421
  Deferred income taxes                                                     400               --
  Changes in:
    Trade accounts receivable, net                                          772             (246)
    Inventories                                                             428              (89)
    Prepaid expenses                                                        182               16
    Other assets                                                            179               14
    Accounts payable                                                       (162)             (89)
    Accrued compensation & benefits                                         605              166
    Other accrued expenses                                                2,492             (529)
    Income taxes payable                                                   (863)             (40)
                                                                      ----------       ----------
Net cash provided by operating activities                                 8,974              326
INVESTING ACTIVITY - Purchases of equipment and leasehold
  improvements                                                             (832)            (368)
FINANCING ACTIVITIES
Proceeds from initial public offering                                    35,680               --
Issuance of common stock                                                    358               70
Payments on long-term obligations                                          (168)            (152)
                                                                      ---------        ---------
Net cash provided by (used in) financing activities                      35,870              (82)
                                                                      ---------        ---------
Net increase in cash and cash equivalents                                44,012             (124)
Effect of exchange rate changes on cash                                      (8)             (39)
Cash and cash equivalents, beginning of period                            7,063            3,669
                                                                      ---------        ---------
Cash and cash equivalents, end of period                              $  51,067        $   3,506
                                                                      =========        =========





                 The accompanying Notes to Financial Statements
               are an integral part of these financial statements

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements of Visio Corporation ("Visio" or the "Company") at March 31, 1996 and for the three-and six-month periods ended March 31, 1996 and 1995 are unaudited and reflect all adjustments, consisting of only normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995 included in Visio's Registration Statement on Form S-1, Registration No. 33-96986, as amended. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

         Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended March 31, 1996, September 30, 1995 and March 31, 1995 reflect amounts as of and for the periods ended March 29, 1996, September 29, 1995 and March 31, 1995, respectively.

Inventories

         Inventories are stated at the lower of cost or market and consist of the following:


                                                                      March 31,      September 30,
                                                                        1996             1995
                                                                    -------------  ------------------
                                                                            (in thousands)
                Raw Materials                                          $   319          $   356
                Finished Goods                                             679            1,075
                                                                       -------          -------
                                                                       $   998          $ 1,431
                                                                       =======          =======

Initial Public Offering

         On November 15, 1995, the Company completed it's initial public offering of 2,840,500 shares of common stock, par value $.01 per share (the "Common Stock") at $16 per share. Of these shares, 370,000 were sold by selling shareholders. Proceeds to the Company were $35,679,879 net of $1,081,161 of related expenses. The Company's 5,205,089 shares of convertible redeemable preferred stock were automatically converted into 5,205,089 shares of Common Stock on the closing date of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Visio Corporation, which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio brand. The Company's primary products are Visio and Visio Technical. Beginning with the initial shipment of Visio in November 1992, the Company has focused on creating a new market for business drawing and diagramming software. The Company shipped upgraded versions of Visio in October 1993, August 1994 and August 1995. The Company first shipped its second significant product line, Visio Technical, for the technical drawing market in December 1994, and shipped an upgraded version of Visio Technical in September 1995. The Company does not plan to upgrade its core products annually in the future.

         Visio currently classifies its revenues in four categories:
"Distribution," "Volume Licensing," "OEM" and "Direct." Distribution revenues represent sales of packaged products through national distributors and corporate, retail and mail order resellers. Volume Licensing revenues are derived from volume licenses, which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The typical sales cycle for a volume license is six to eighteen months. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues, which are priced separately and recognized over the lives of the contracts. Volume Licensing revenues are characterized by higher gross margin as a percentage of revenues, but lower operating margin as a percentage of revenues, due to costs of supporting the related sales staff. OEM revenues include licenses of Visio products to hardware and software manufacturers for bundling arrangements. OEM revenues include packaged product sales, as well as royalty payments with no associated product costs. Direct revenues represent sales of packaged products directly by the Company, including upgrades, generally to end users responding to advertising or other marketing promotions.

         The distribution channel commonly stocks and displays packaged products to achieve in-store visibility and timely delivery to customers, and fluctuations in distributor inventory levels can affect the Company's revenues. Distributor inventory levels may fluctuate for a variety of reasons, including the inability of distributors to sell a product at the levels purchased, as well as the phenomenon called "channel fill." Channel fill occurs following the introduction of a new product or new version of a product, in anticipation of price increases, in response to planned end-user promotions and in connection with purchases of additional display space. The Company defers the recognition of revenues from distributor inventory that it estimates to be in excess of levels appropriate for the channel. Nonetheless, the effects of channel fill could add substantial volatility to the Company's revenues.

         The Company has invested heavily in the development of its core graphics technology, new product introductions, Visio brand awareness and domestic and international infrastructure. These investments are part of the Company's strategy for growth and are consistent with its mission to become the single standard for creating, storing and exchanging drawings and diagrams in business. Although the Company believes that these investments have established a foundation for the worldwide expansion of its business, they have also significantly affected the Company's historical profitability. There can be no assurance that the Company's revenue growth will be sufficient in future periods to maintain its recent profitability as the Company continues to make such investments.

         When used in this discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the company's financial results and cause such results to differ materially from quarter to quarter include but are not limited to fluctuations in quarterly performance, dependence on other products including Microsoft Windows, competition in the business drawing and diagramming software market, timing and customer acceptance of new products, and changes in general economic conditions. Additional information concerning these and other risks is described in the "Risk Factors" section of the Company's Prospectus dated November 9, 1995, and, from time to time, in the Company's Securities and Exchange Commission reports, which include the Report on Form 10-Q for the quarter ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.


                                              Three Months Ended                 Six Months Ended
                                                   March 31,                         March 31,
                                        ------------------------------   --------------------------------
                                             1996             1995             1996             1995
                                        --------------   --------------  ---------------  ---------------
     Revenues  . . . . . . . . . . .        100.0%           100.0%           100.0%           100.0%
     Cost of revenues  . . . . . . .         16.4             17.9             16.9             17.1
                                           ------           ------           ------           ------
     Gross margin  . . . . . . . . .         83.6             82.1             83.1             82.9
     Operating expenses:
       Research and development  . .         18.7             15.1             15.7             14.3
       Sales and marketing   . . . .         36.0             53.5             38.6             56.0
       General and administrative  .          7.5              7.9              7.6              7.2
                                           ------           ------           ------           ------
     Total operating expenses  . . .         62.2             76.5             61.9             77.5
                                           ------           ------           ------           ------
     Income from operations  . . . .         21.4              5.6             21.2              5.4
     Other income, net . . . . . . .          2.4              2.2              2.3              1.4
                                           ------           ------           ------           ------
     Income before income taxes  . .         23.8              7.8             23.5              6.8
     Provision for income taxes  . .          7.8              2.7              7.7              2.4
                                           ------           ------            -----           ------
     Net income  . . . . . . . . . .         16.0%             5.1%            15.8%             4.4%
                                           ======           ======            =====           ======

         REVENUES

         The following tables set forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                                                  Three Months Ended March 31,
                                                   ----------------------------------------------------------
                                                            1996                   1995              Change
                                                   ----------------------  ----------------------  ----------
                                                                     (dollars in thousands)
   Revenues:
     Business drawing and diagramming  . . . .        $10,892     75.0%        $6,483     84.7%       68.0 %
     Technical drawing   . . . . . . . . . . .          3,463     23.8            937     12.2       269.6 %
     Other   . . . . . . . . . . . . . . . . .            172      1.2            233      3.1       (26.2)%
                                                   ----------   ------         ------    -----
           Total revenues  . . . . . . . . . .        $14,527    100.0%        $7,653    100.0%       89.8 %
                                                   ==========   ======         ======    =====

                                                                   Six Months Ended March 31,
                                                   ----------------------------------------------------------
                                                            1996                   1995              Change
                                                   ----------------------  ----------------------  ----------
                                                                     (dollars in thousands)
   Revenues:
     Business drawing and diagramming  . . . .        $20,661      73.9%       $14,031     88.4%     47.2 %
     Technical drawing   . . . . . . . . . . .          6,756      24.2          1,300      8.2     419.7 %
     Other   . . . . . . . . . . . . . . . . .            527       1.9            549      3.4      (4.0)%
                                                   ----------     -----        -------    ------
           Total revenues  . . . . . . . . . .        $27,944     100.0%       $15,880    100.0%     76.0 %
                                                   ==========     =====        =======    =====

         Revenues include sales of software products, maintenance and support contracts and licenses, net of reserves for estimated future returns and allowances. Revenues from the sale of maintenance and support contracts have not been material to date. License revenues are derived from volume licenses, international royalties and certain OEM arrangements.

         Revenues for the second quarter of fiscal 1996 increased 90% over the same quarter in the prior year. Revenues for the six months ended March 31, 1996 increased 76% over the comparable prior year period. The increase in revenues for both the three-and six-month periods was due primarily to sales volume growth across product groups, distribution channels and geographic regions and secondarily to price increases.

         Percentage growth within the product groups was most significant for the technical drawing product group, which grew 270% and 420% for the three-and six-month periods ended March 31, 1996 over the comparable periods in fiscal 1995, respectively. The growth in the business drawing and diagramming product group was also strong growing 68% and 47% for the three-and six-month periods ending March 31, 1996, over the comparable periods in fiscal 1995, respectively. Both the technical drawing and business drawing and diagramming product groups were favorably impacted by an upgrade in August 1995 to Visio Technical 4.0 and Visio 4.0, respectively. Other revenues consisted primarily of sales of Visio Home and related Visio Shapes products, which represented a decreasing percentage of total revenues due to the Company's focus on business personal computer users.

         In the channels, the mix of Distribution, Direct, Volume Licensing and OEM revenues for the quarter ended March 31, 1996 was 77%, 12%, 8% and 3%, respectively, compared to 76%, 12%, 5% and 7%, respectively, for the same quarter in the prior year. On a year-to-date basis, the mix of Distribution, Direct, Volume Licensing and OEM revenues was 75%, 14%, 8% and 3%, respectively, for the six months ended March 31, 1996 compared to 74%, 15%, 5% and 6%, respectively, for the same period in the prior year. Percentage growth was most significant for the Volume Licensing channel, which grew 241% and 207% for the three-and six-month periods ended March 31, 1996, over the comparable periods in fiscal 1995, respectively. This growth represents continued investment in the volume licensing program.

          Revenues in the U.S. and Canada increased 73% to $9.1 million in the second quarter of fiscal 1996 from $5.3 million in the prior year period. Revenues for the six months ended March 31, 1996 increased 60% to $18.1 million from $11.3 million in the fiscal 1995 comparable period. The increase in revenues for both the three-and six-month periods reflect the release of upgrade versions of Visio and Visio Technical. International revenues increased 128% to $5.4 million in the second quarter of fiscal 1996 from $2.4 million in the prior year period, which was favorably impacted by the new Japanese version of Visio 4.0, within the current quarter. Revenues for the six months ended March 31, 1996 increased 115% to $9.9 million from $4.6 million in the comparable period in the prior year. The increase in revenues for both the three-and six-month periods reflect the release of upgrade localized versions of Visio 4.0 in Europe. For the three-and six-month periods, international revenues represented 37% and 35%, respectively, of total revenues, an increase from 31% and 29%, respectively, for the comparable periods in the prior year. At the end of the March 31, 1996 quarter, the Company introduced an International English version of Visio Technical 4.1 which did not have a significant impact on revenues for the quarter. This release was the first international release of Visio Technical. The Company intends to introduce additional language versions of Visio 4.0 and Visio Technical 4.1 during fiscal 1996, and, as a result, expects its international revenues to increase as a percentage of total revenues. There can be no assurance, however, that this growth will occur or that any growth will be sufficient to offset the Company's continuing investment in international markets.

         The Company believes that revenues in its third fiscal quarter ending June 30, 1996, may be negatively impacted by the decrease in upgrade revenues from Visio 4.0 and Visio Technical 4.0, and, to a lesser extent, seasonal factors. Moreover, delays in the introduction of new language versions of products scheduled to be released during fiscal 1996 or failure to achieve significant customer acceptance for these new products may have an adverse effect on the Company's revenues and results of operations in future periods.

         COST OF REVENUES

         The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.



                                                                    March 31,
                                       ------------------------------------------------------------------
                                                 1996                      1995                Change
                                       ------------------------   ----------------------   --------------
                                                              (dollars in thousands)
                 Three months ended       $2,384       16.4%          $1,373     17.9%          73.6%
                 Six months ended         $4,729       16.9%          $2,715     17.1%          74.2%

         Cost of revenues varies with the mix of Distribution, Direct, Volume Licensing and OEM revenues, due to relative variations in the standard costs associated with each revenue category, and with fluctuations in period costs. Standard costs consist primarily of documentation, packaging, media duplication, assembly and material management costs. Period costs consist primarily of technical support, production management, freight and fulfillment, certain royalties, standard material variances and inventory valuation adjustments.

         Standard costs associated with each revenue category are primarily determined by the amount of packaged product delivered in that revenue category. Accordingly, most of the Company's standard costs are associated with Distribution and Direct revenues, all of which are derived from sales of packaged products. Volume Licensing revenues have the lowest standard cost because they generally do not include any significant amount of packaged goods.

         The increase in cost of revenues in absolute terms during the first and second quarters of fiscal 1996 resulted from increased standard costs primarily due to higher Distribution revenues and, to a lesser extent, Direct revenues and due to increased period costs resulting from increased volume. The decrease in cost of revenues as a percentage of revenues for the three-and six-month periods of fiscal 1996 over the comparable periods of fiscal 1995 resulted from increased Volume Licensing revenues which have little or no standard costs and from lower period costs due to reduced technical support and shipping costs. For the six-month period ended March 31, 1996, this benefit was partially offset by an inventory write-off of approximately $288,000 related to the Company's "5 for 95" promotion in the quarter ended December 31, 1995.

         RESEARCH AND DEVELOPMENT

         The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.



                                                               March  31,
                                 --------------------------------------------------------------------
                                            1996                      1995                Change
                                 -------------------------   -----------------------  ---------------
                                                         (dollars in thousands)
            Three months ended       $2,720       18.7%          $1,151     15.0%          136.3%
            Six months ended         $4,384       15.7%          $2,267     14.3%           93.4%

         Research and development expenses consist primarily of personnel, contract services, occupancy and equipment costs required to conduct the Company's product development efforts. Product development includes product engineering, documentation development, localization, usability testing, quality assurance and advanced research and development costs. Contract localization costs and lump sum payments for technology such as file converters are capitalized and amortized to development over the lesser of the useful life or 12 months. Research and development expenses are charged to operations as incurred. Generally accepted accounting principles requiring capitalization of certain software development costs subsequent to the establishment of technological feasibility are not applicable because these costs have been immaterial.

         Increases in research and development expenses for the quarter ended March 31, 1996 over the corresponding period of fiscal 1995, both in absolute terms and as a percentage of revenue, resulted primarily from the acquisition of source code and other intellectual property from Arcland, Inc. and planned additions to the Company's development organization. The Arcland, Inc. acquisition was accounted for as a purchase and charged to in-process research and development. The increases in research and development expenses for the six months ended March 31, 1996 over the corresponding period of fiscal 1995 resulted primarily from the planned additions to the Company's development organization and acquisition of source code and other intellectual property from Arcland, Inc. The increase in research and development as a percentage of revenues for the six-month period ended March 31, 1996 over the corresponding period of fiscal 1995 was less significant because the comparable period of fiscal 1995 included expenses associated with the development of Visio Technical, which was first shipped in December 1994.

         SALES AND MARKETING

         The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.



                                                               March 31,
                                 --------------------------------------------------------------------
                                            1996                      1995                 Change
                                 --------------------------  -----------------------   --------------
                                                         (dollars in thousands)
            Three months ended       $ 5,231      36.0%          $4,097     53.5%          27.7%
            Six months ended         $10,778      38.6%          $8,892     56.0%          21.2%

         Sales and marketing expenses, which include customer service expenses, have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses was due primarily to the continued development of the domestic and international sales infrastructure and the initiation of an internal consulting group to support customers and developers. As a percentage of revenues, sales and marketing expenses decreased in both the three-and six-month periods ending March 31, 1996 compared to the prior year's periods, primarily due to increased revenues in fiscal 1996 as well as the investment in sales and marketing in the comparable fiscal 1995 periods. This investment consisted primarily of brand awareness activities including an advertising campaign aimed at developing the Visio brand and accelerating awareness levels. Secondarily, the decreased spending as a percentage of revenues in the quarter ended March 31, 1996 was caused by reduced spending in variable marketing while the Company's new marketing campaign of Visio as a solutions strategy and graphics platform was being developed. This new marketing campaign will commence in the June 30, 1996 quarter and as a result, the company expects sales and marketing expenses in the quarter ended June 30, 1996 to increase as a percentage of revenues over the quarter ended March 31, 1996.

         The Company believes substantial spending on marketing awareness and Volume Licensing sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Visio expects sales and marketing expenses to increase in absolute terms over time. Historically, quarterly revenue growth has not been consistently sufficient to maintain the percentage of revenues represented by sales and marketing expenditures, and there can be no assurance that it will be sufficient in future quarters. In addition, competitive pressures faced by the Company may have an adverse effect on its business, financial condition and results of operations.

         GENERAL AND ADMINISTRATIVE

         The following table sets forth general and administrative expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.



                                                                March 31,
                                   ------------------------------------------------------------------
                                             1996                      1995                Change
                                   ------------------------   -----------------------  --------------
                                                          (dollars in thousands)
             Three months ended       $1,080        7.4%          $  602      7.9%          79.4%
             Six months ended         $2,119        7.6%          $1,145      7.2%          85.1%

         General and administrative expenses increased in absolute terms in both the second quarter and first six months of fiscal 1996 primarily due to the cost of developing the infrastructure and personnel associated with becoming a public company, the cost of support in Dublin and an excise tax expense related to international operations. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support revenue growth.

         OTHER INCOME, NET

         Other income for the second quarter of fiscal 1996 of $352,000 increased 110% over the second quarter of fiscal 1995. Other income for the six months ended March 31, 1996 of $633,000 increased 188% over the comparable period of fiscal 1995. The increase for both the three-and six-month periods was primarily due to interest earned on investment of proceeds from the Company's initial public offering completed in November 1995, and was partially offset by other non-operating expenses. Other income includes interest income, foreign currency transaction gains and losses and grant income from the Industrial Development Agency of Ireland tied to employment levels in the Company's Dublin operation. Visio does not currently engage in hedging activities.

         INCOME TAXES

         The Company's effective income tax rate was 33% and 35% for the first half of fiscal 1996 and 1995, respectively. The lower effective tax rate for fiscal 1996 was primarily attributable to the benefit of the utilization of foreign net operating loss carry forwards. The Company is currently undergoing an audit by the Internal Revenue Service of its federal income tax returns for fiscal 1993 and 1994, but does not anticipate that the audit will result in adjustments that would materially adversely affect its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had cash and cash equivalents totaling $51.1 million, an increase of $44.0 million from September 30, 1995. The increase in cash and cash equivalents was due primarily to net proceeds of $35.7 million from the sale of Common Stock in the company's initial public offering completed in November 1995. The remainder of the increase was due to cash generated from operations. Since its inception, the Company has financed its operations primarily through cash generated by its operations, as well as through sales of its Common Stock and Preferred Stock and bank financing. At January 26, 1996, the Company's $1.0 million bank line of credit expired. On April 3, 1996, a new $1.0 million unsecured line of credit, which matures on February 28, 1997, was established.

         At March 31, 1996, the Company's principal commitments consisted primarily of leases on its headquarters facilities. The Company's capital expenditures totaled $832,000 in the first six months of fiscal 1996. At March 31, 1996, the Company had no material commitments for capital expenditures. The Company believes that its current cash balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

         From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. The Company currently has no agreements or commitments with respect to any such transaction.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits required by Item 601 of Regulation S-K:
                 10.15(a) Agreement for the Amendment of Distribution Agreement dated January 15, 1996, between Visio and ASCII Corporation.
                 11.1             Computation of Earnings Per Share.
                 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.
         (b)     Reports on Form 8-K:
                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 10, 1996                     VISIO CORPORATION


                                        By:  /s/ MARTY CHILBERG
                                           ------------------------------------
                                        Marty Chilberg
                                        Vice President, Finance and Operations;
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

                              INDEX TO EXHIBITS



EXHIBIT NO.                      DESCRIPTION                         PAGE
- - -----------                      -----------                         ----
   10.15(a)       Agreement for the Amendment of Distribution
                  Agreement dated January 15, 1996, between
                  Visio Corporation and ASCII Corporation.

   11.1           Computation of Earnings Per Share.

   27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information only and not filed.

