Form 10-Q
period 1996-06-30
VISIO CORP
filed 1996-08-12
CIK 946665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

                         Yes   X                No _____
                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                         Shares outstanding as of July  31, 1996
- -----------------------------            ---------------------------------------
Common Stock ($.01 par value)                          13,612,468

                                VISIO CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1996

                                Table of Contents

                                                                                               Page

                                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 1996 and September 30, 1995 ......................        2

         Statements of Income for the three and nine months ended June 30, 1996 and 1995         3

         Statements of Cash Flows for the nine months ended June 30, 1996 and 1995 ......        4

         Notes to Financial Statements ..................................................        5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ........................................        6

                                   PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K ..............................................       14

SIGNATURES ..............................................................................       15

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                VISIO CORPORATION
                                 BALANCE SHEETS

                                                                          JUNE 30,      SEPTEMBER 30,
                                                                            1996            1995
                                                                         -----------    -------------
                                                                         (UNAUDITED)
                                                                                (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents ......................................       $ 56,520        $  7,063
   Trade accounts receivable, net .................................          2,149           4,462
   Inventories ....................................................            698           1,431
   Prepaid expenses ...............................................          1,682           1,662
   Deferred income taxes ..........................................          1,795           2,136
                                                                          --------        --------
Total current assets ..............................................         62,844          16,754
Equipment and leasehold improvements, net .........................          2,840           2,308
Other assets ......................................................              6             185
                                                                          --------        --------
Total assets ......................................................       $ 65,690        $ 19,247
                                                                          ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ...............................................       $  2,905        $  4,176
   Accrued compensation and benefits ..............................          1,815           1,025
   Other accrued liabilities ......................................          8,360           5,041
   Income taxes payable ...........................................          1,106           2,653
   Current portion of long-term obligations .......................            359             394
                                                                          --------        --------
Total current liabilities .........................................         14,545          13,289
Long-term obligations .............................................            247             453
Convertible and redeemable preferred stock ........................             --           6,545
Shareholders' equity (deficit):
   Common stock ...................................................            136              56
   Additional paid-in capital .....................................         45,080             487
   Translation adjustments ........................................            (54)            (74)
   Retained earnings (accumulated deficit) ........................          5,736          (1,509)
                                                                          --------        --------
Total shareholders' equity (deficit) ..............................         50,898          (1,040)
                                                                          --------        --------
Total liabilities and shareholders' equity (deficit) ..............       $ 65,690        $ 19,247
                                                                          ========        ========

                 The accompanying Notes to Financial Statements
               are an integral part of these financial statements

                                VISIO CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                              ---------------------       ---------------------
                                                1996          1995          1996          1995
                                              -------       -------       -------       -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                      $15,231       $ 8,059       $43,175       $23,939
Cost of revenues                                2,125         1,257         6,854         3,972
                                              -------       -------       -------       -------
Gross margin                                   13,106         6,802        36,321        19,967
Operating expenses:
   Research and development                     2,138         1,346         6,522         3,613
   Sales and marketing                          5,929         3,910        16,707        12,802
   General and administrative                   1,181           651         3,300         1,796
                                              -------       -------       -------       -------
   Total operating expenses                     9,248         5,907        26,529        18,211
                                              -------       -------       -------       -------
Income from operations                          3,858           895         9,792         1,756
Other income, net                                 388           176         1,021           396
                                              -------       -------       -------       -------
Income before income taxes                      4,246         1,071        10,813         2,152
Provision for income taxes                      1,401           375         3,568           754
                                              -------       -------       -------       -------
Net income                                    $ 2,845       $   696       $ 7,245       $ 1,398
                                              =======       =======       =======       =======
Net income per share                          $  0.19       $  0.06       $  0.50       $  0.12
                                              =======       =======       =======       =======
Shares used in computing net income per
    share                                      14,944        12,051        14,447        11,713
                                              =======       =======       =======       =======

                 The accompanying Notes to Financial Statements
               are an integral part of these financial statements

                                VISIO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                  -----------------------
                                                                    1996            1995
                                                                  --------        -------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                        $  7,245        $ 1,398
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                       885            667
   Deferred income taxes                                               341             --
   Changes in:
      Trade accounts receivable, net                                 2,311            706
      Inventories                                                      732            (51)
      Prepaid expenses                                                 (23)            14
      Other assets                                                     179             13
      Accounts payable                                              (1,267)          (435)
      Accrued compensation & benefits                                  793            132
      Other accrued expenses                                         3,343             55
      Income taxes payable                                          (1,547)            (3)
                                                                  --------        -------
Net cash provided by operating activities                           12,992          2,496
INVESTING ACTIVITY - Purchases of equipment and leasehold
   improvements                                                     (1,421)          (843)
FINANCING ACTIVITIES
Proceeds from initial public offering                               35,680             --
Issuance of convertible and redeemable preferred stock                  --          1,490
Issuance of common stock                                             2,448            120
Proceeds from long-term obligations                                     --            260
Payments on long-term obligations                                     (241)          (268)
                                                                  --------        -------
Net cash provided by financing activities                           37,887          1,602
                                                                  --------        -------
Net increase in cash and cash equivalents                           49,458          3,255
Effect of exchange rate changes on cash                                 (1)           (68)
Cash and cash equivalents, beginning of period                       7,063          3,669
                                                                  --------        -------
Cash and cash equivalents, end of period                          $ 56,520        $ 6,856
                                                                  ========        =======

                 The accompanying Notes to Financial Statements
               are an integral part of these financial statements

                                VISIO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

            The consolidated financial statements of Visio Corporation ("Visio" or the "Company") at June 30, 1996 and for the three- and nine-month periods ended June 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting only of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995 included in Visio's Registration Statement on Form S-1, Registration No. 33-96986, as amended. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

            Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended June 30, 1996, September 30, 1995 and June 30, 1995 reflect amounts as of and for the periods ended June 28, 1996, September 29, 1995 and June 30, 1995, respectively.

Inventories

            Inventories are stated at the lower of cost or market and consist of the following:

                    June 30,   September 30,
                      1996         1995
                    --------   -------------
                        (in thousands)
Raw Materials        $  242       $  356
Finished Goods          456        1,075
                     ------       ------
                     $  698       $1,431
                     ======       ======

Initial Public Offering

            On November 15, 1995, the Company completed its initial public offering of 2,840,500 shares of common stock, par value $.01 per share (the "Common Stock"), at $16 per share. Of these shares, 370,000 were sold by selling shareholders. Proceeds to the Company were $35,679,879 net of $1,081,161 of related expenses. The Company's 5,205,089 shares of convertible redeemable preferred stock were automatically converted into 5,205,089 shares of Common Stock on the closing date of the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Visio, which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio brand. The Company's primary products are Visio(R) and Visio Technical. Beginning with the initial shipment of Visio in November 1992, the Company has focused on creating a new market for business drawing and diagramming software. The Company shipped upgraded versions of Visio in October 1993, August 1994 and August 1995. The Company first shipped its second significant product line, Visio Technical, for the technical drawing market in December 1994, and shipped upgraded versions of Visio Technical in September 1995 and May 1996. The Company does not plan to upgrade its core products annually in the future.

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

- -----------
VISIO is a registered trademark of Visio Corporation.

            When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include but are not limited to fluctuations in quarterly performance, dependence on other products, including Microsoft Windows, competition in the business drawing and diagramming software market, timing and customer acceptance of new products, the Company's ability to manage growth, potential changes in licensing and marketing methods and changes in general economic conditions. Additional information concerning these and other risks is described in the "Risk Factors" section of the Company's Prospectus dated November 9, 1995, and, from time to time, in the Company's Securities and Exchange Commission reports, which include the reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

            The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                         ------------------        ------------------
                                         1996         1995         1996         1995
                                         -----        -----        -----        -----
Revenues .......................         100.0%       100.0%       100.0%       100.0%
Cost of revenues ...............          14.0         15.6         15.9         16.6
                                         -----        -----        -----        -----
Gross margin ...................          86.0         84.4         84.1         83.4
Operating expenses:
  Research and development .....          14.0         16.7         15.1         15.1
  Sales and marketing ..........          38.9         48.5         38.7         53.5
  General and administrative....           7.8          8.1          7.6          7.5
                                         -----        -----        -----        -----
Total operating expenses .......          60.7         73.3         61.4         76.1
                                         -----        -----        -----        -----
Income from operations .........          25.3         11.1         22.7          7.3
Other income, net ..............           2.6          2.2          2.4          1.7
                                         -----        -----        -----        -----
Income before income taxes .....          27.9         13.3         25.1          9.0
Provision for income taxes .....           9.2          4.7          8.3          3.2
                                         -----        -----        -----        -----
Net income .....................          18.7%         8.6%        16.8%         5.8%
                                         =====        =====        =====        =====

            REVENUES


            The following tables set forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                                              THREE MONTHS ENDED JUNE 30,
                                          -----------------------------------------------------------
                                                  1996                       1995              Change
                                          ---------------------      --------------------      ------
                                                                (DOLLARS IN THOUSANDS)
Revenues:
   Business drawing and diagramming       $10,360          68.0%     $6,404          79.5%      61.8 %
   Technical drawing ..............         4,754          31.2       1,176          14.6      304.3 %
   Other ..........................           117           0.8         479           5.9      (75.6)%
                                          -------         -----      ------         -----
            Total revenues ........       $15,231         100.0%     $8,059         100.0%      89.0 %
                                          =======         =====      ======         =====

                                                              NINE MONTHS ENDED JUNE 30,
                                          ------------------------------------------------------------
                                                  1996                       1995               Change
                                          ---------------------      ---------------------      ------
                                                                (DOLLARS IN THOUSANDS)
Revenues:
   Business drawing and diagramming       $31,021          71.8%     $20,435          85.4%      51.8 %
   Technical drawing ..............        11,510          26.7        2,476          10.3      364.9 %
   Other ..........................           644           1.5        1,028           4.3      (37.4)%
                                          -------         -----      -------         -----
            Total revenues ........       $43,175         100.0%     $23,939         100.0%      80.4 %
                                          =======         =====      =======         =====

            Revenues include sales of software products, maintenance and support contracts and licenses, net of reserves for estimated future returns and allowances. Revenues from the sale of maintenance and support contracts have not been material to date. License revenues are derived from volume licenses, international royalties and certain OEM arrangements.

            Revenues for the third quarter of fiscal 1996 increased 89% over the same quarter in the prior year. Revenues for the nine months ended June 30, 1996 increased 80% over the comparable prior-year period. The increase in revenues for both the three- and nine-month periods was due primarily to sales volume growth across product groups, distribution channels and geographic regions and secondarily to price increases.

            Percentage growth within the product groups was most significant for the technical drawing product group, which grew 304% and 365% for the three- and nine-month periods ended June 30, 1996 over the comparable periods in fiscal 1995, respectively. The growth in the business drawing and diagramming product group was also strong, growing 62% and 52% for the three- and nine-month periods ended June 30, 1996, over the comparable periods in fiscal 1995, respectively. Other revenues consisted primarily of sales of Visio Home and related Visio Shapes products, which represented a decreasing percentage of total revenues due to the Company's focus on business personal computer users.

            In the channels, the mix of Distribution, Direct, Volume Licensing and OEM revenues for the quarter ended June 30, 1996 was 75%, 7%, 11% and 7%, respectively, compared to 82%, 9%, 5% and 4%, respectively, for the same quarter in the prior year. On a year-to-date basis, the mix of Distribution, Direct, Volume Licensing and OEM revenues was 75%, 12%, 9% and 4%, respectively, for the nine months ended June 30, 1996 compared to 76%, 13%, 5% and 6%, respectively, for the same period in the prior year. Percentage growth was most significant for the Volume Licensing channel, which grew 298% and 240% for the three- and nine-month periods ended June 30, 1996, over the comparable periods in fiscal 1995, respectively. This growth is primarily the result of continued infrastructure investment in the volume licensing program.

            Revenues in the United States and Canada increased 72% to $9.2 million in the third quarter of fiscal 1996 from $5.4 million in the prior-year period. Revenues in the United States and Canada for the nine months ended June 30, 1996 increased 63% to $27.2 million from $16.6 million in the fiscal 1995 comparable period. The increase in revenues for both the three- and nine-month periods primarily reflects the contribution of Visio Technical and the release of upgrade versions of Visio and Visio Technical. International revenues increased 124% to $6.1 million in the third quarter of fiscal 1996 from $2.7 million in the prior-year period. The quarter ended June 30, 1996 was favorably impacted by new language versions of Visio Technical 4.1 released within the quarter and the new Japanese version of Visio 4.0 released in the March 31, 1996 quarter. International revenues for the nine months ended June 30, 1996 increased 118% to $15.9 million from $7.3 million in the comparable period in the prior year. The increase in revenues for both the three- and nine-month periods primarily reflects the release of upgrade localized versions of Visio
4.0 and the introduction of Visio Technical in Europe. For the three- and nine-month periods ended June 30, 1996, international revenues represented 40% and 37%, respectively, of total revenues, an increase from 34% and 30%, respectively, for the comparable periods in the prior year. The Company intends to introduce additional language versions of Visio 4.0 and Visio Technical 4.1 during fiscal 1996, and, as a result, expects its international revenues to increase as a percentage of total revenues. There can be no assurance, however, that this growth will occur or that any growth will be sufficient to offset the Company's continuing investment in international markets.

            COST OF REVENUES

            The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                                                   JUNE 30,
                                        ---------------------------------------------------------
                                                1996                      1995             Change
                                        -------------------      -------------------       ------
                                                            (DOLLARS IN THOUSANDS)
               Three months ended       $2,125         14.0%     $1,257         15.6%       69.1%
               Nine months ended        $6,854         15.9%     $3,972         16.6%       72.6%

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

            The increase in cost of revenues in absolute terms during the first three quarters of fiscal 1996 resulted from increased standard costs primarily due to higher Distribution revenues and, to a lesser extent, Direct revenues and due to increased period costs resulting from increased volume. The decrease in cost of revenues as a percentage of revenues for the three- and nine-month periods of fiscal 1996 over the comparable periods of fiscal 1995 resulted primarily from increased Volume Licensing revenues which have little or no standard costs, from an increase in the percentage of revenue from Visio Technical, which has a lower standard cost as a percentage of revenue than Visio and from lower period costs due to reduced technical support and production management costs. In both the three- and nine-month periods ended June 30, 1996, this benefit was partially offset by inventory write-offs.

            RESEARCH AND DEVELOPMENT

            The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                                                    JUNE 30,
                                        ---------------------------------------------------------
                                                1996                     1995              Change
                                        -------------------      -------------------       ------
                                                            (DOLLARS IN THOUSANDS)
               Three months ended       $2,138         14.0%     $1,346         16.7%       58.8%
               Nine months ended        $6,522         15.1%     $3,613         15.1%       80.5%

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

            Increases in research and development expenses for the quarter ended June 30, 1996 over the corresponding period of fiscal 1995 resulted primarily from planned additions to the Company's development organization. Research and development expenses decreased as a percentage of revenues in the third fiscal quarter of 1996 primarily because the comparable quarter in fiscal 1995 included expenses associated with the development of Visio 4.0 which first shipped in August 1995. The increases in research and development expenses for the nine months ended June 30, 1996 over the corresponding period of fiscal 1995 resulted primarily from the planned additions to the Company's development organization and the acquisition of source code and other intellectual property from Arcland, Inc.

            SALES AND MARKETING

            The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                                                     JUNE 30,
                                        -----------------------------------------------------------
                                                1996                        1995             Change
                                        --------------------      --------------------       ------
                                                              (DOLLARS IN THOUSANDS)
               Three months ended       $ 5,929         38.9%     $ 3,910         48.5%       51.6%
               Nine months ended        $16,707         38.7%     $12,802         53.5%       30.5%

            Sales and marketing expenses, which include customer service expenses, have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in both the three- and nine-month periods ended June 30, 1996 compared to the prior year's periods, was due primarily to increased product marketing costs, continued development of the domestic and international sales infrastructure and the initiation of an internal consulting group to support customers and developers. As a percentage of revenues, sales and marketing expenses decreased in both the three- and nine-month periods ended June 30, 1996 compared to the prior year's periods, primarily due to increased revenues in fiscal 1996 as well as the investment in sales and marketing in the comparable fiscal 1995 periods. This investment consisted primarily of brand awareness activities including an advertising campaign aimed at developing the Visio brand and accelerating awareness levels.

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

                                                                 JUNE 30,
                                        -------------------------------------------------------
                                               1996                     1995             Change
                                        ------------------      ------------------       ------
                                                          (DOLLARS IN THOUSANDS)
               Three months ended       $1,181         7.8%     $  651         8.1%       81.4%
               Nine months ended        $3,300         7.6%     $1,796         7.5%       83.7%

            General and administrative expenses increased in absolute terms in both the third quarter and first nine months of fiscal 1996 primarily due to the cost of developing the infrastructure and personnel associated with becoming a public company and with supporting the Company's increased operations. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support revenue growth.

            OTHER INCOME, NET

            Other income for the third quarter of fiscal 1996 of $388,000 increased 120% over the third quarter of fiscal 1995. Other income for the nine months ended June 30, 1996 of $1.0 million increased 158% over the comparable period of fiscal 1995. The increase for both the three- and nine-month periods was primarily due to interest earned on investment of proceeds from the Company's initial public offering completed in November 1995, and was partially offset by other nonoperating expenses. Other income includes interest income, foreign currency transaction gains and losses and grant income from the Industrial Development Agency of Ireland tied to employment levels in the Company's Dublin operation. Visio does not currently engage in hedging activities.

            INCOME TAXES

            The Company's effective income tax rate was 33% and 35% for the first nine months of fiscal 1996 and 1995, respectively. The lower effective tax rate for fiscal 1996 was primarily due to the benefit of the utilization of foreign net operating loss carryforwards, tax-exempt interest and income taxed in other jurisdictions at rates lower than the U.S. rate. The Company is currently undergoing an audit by the Internal Revenue Service of its federal income tax returns for fiscal 1993 and 1994, but does not anticipate that the audit will result in adjustments that would materially adversely affect its results of operations. However, there can be no assurance that such adjustments would not adversely affect the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1996, the Company had cash and cash equivalents totaling $56.5 million, an increase of $49.5 million from September 30, 1995. The increase in cash and cash equivalents was due primarily to net proceeds of $35.7 million from the sale of Common Stock in the Company's initial public offering completed in November 1995. The remainder of the increase was due primarily to cash generated from operations, the exercise of employee stock options and warrants and the income tax benefits associated with those exercises. Since its inception, the Company has financed its operations primarily through cash generated by its operations, as well as through sales of its Common Stock and Preferred Stock and bank financing. The Company has a $1.0 million unsecured bank line of credit, which matures on February 28, 1997.

            At June 30, 1996, the Company's principal commitments consisted primarily of leases on its headquarters facilities. The Company's capital expenditures totaled $1.4 million in the first nine months of fiscal 1996. At June 30, 1996, the Company had no material commitments for capital expenditures. The Company believes that its current cash balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

            From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At June 30, 1996, the Company had no material agreements or commitments with respect to any such transaction.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits required by Item 601 of Regulation S-K:

                10.4(a) Amendment to the Office Lease between Visio Corporation and Sixth & Pike Associates, L.P. dated June 13, 1996.

                10.10(a) Amendment to the Loan and Security Agreement between
                         Silicon Valley Bank and Visio Corporation dated April 3, 1996.

                11.1     Computation of Earnings Per Share.

                27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

            (b) Reports on Form 8-K:
                None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 12, 1996                 VISIO CORPORATION

                                       By:  /s/ MARTY CHILBERG
                                       ---------------------------------------
                                       Marty Chilberg
                                       Vice President, Finance and Operations;
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION                            PAGE
- -----------                        -----------                            ----
10.4(a) Amendment to the Office Lease between Visio Corporation and Sixth & Pike Associates, L.P. dated June 13, 1996.

10.10(a)    Amendment to the Loan and Security Agreement between
            Silicon Valley Bank and Visio Corporation dated April 3,
            1996.

11.1        Computation of Earnings Per Share.

27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.