Form 10-K
period 1996-09-30
VISIO CORP
filed 1996-12-24
CIK 946665

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 22, 1996 as reported on the Nasdaq National Market, was approximately $302,248,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 22, 1996, there were 13,781,607 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on February 26, 1997 are incorporated by reference in Part III of this Form 10-K.


     Visio, SmartShapes and Visio Solutions Library are either registered trademarks or trademarks of Visio Corporation in the United States and/or other countries. All other trademarks, trade names or company names referenced herein are used for identification only and are the property of their respective owners.

                                VISIO CORPORATION

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                     PART I

                                                                                                  PAGE
                                                                                                  ----

Item 1. Business ............................................................................        4
Item 2. Properties ..........................................................................       11
Item 3. Legal Proceedings ...................................................................       11
Item 4. Submission of Matters to a Vote of Security Holders .................................       11

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters ...........       12
Item 6. Selected Financial Data .............................................................       12
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations       13
Item 8. Financial Statements and Supplementary Data .........................................       20
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        20

                                    PART III

Item 10. Directors and Executive Officers of the Registrant .................................       36
Item 11. Executive Compensation .............................................................       36
Item 12. Security Ownership of Certain Beneficial Owners and Management .....................       36
Item 13. Certain Relationships and Related Transactions .....................................       36

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................       37
Signatures ..................................................................................       38

                                     PART I

ITEM 1.    BUSINESS

FORWARD LOOKING STATEMENTS

Except for the historical information contained in this Annual Report, the matters discussed herein, particularly those identified with the words "expects," believes," "anticipates" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors known to them at the time of such statements. Such forward-looking statements are subject to certain risks and uncertainties, including without limitation those set forth under "Certain Risk Factors That May Impact Future Results of Operations" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated. Such factors should be carefully considered when evaluating the Company's business and prospects, and the forward-looking information provided by Visio pursuant to the safe harbor provisions established by recent securities legislation. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

GENERAL

Visio Corporation, a Washington corporation, ("Visio" or the "Company") is a leading supplier of business drawing and diagramming software. Visio(R) software, introduced in 1992, enables business and technical users to create drawings and diagrams using a "drag and drop" approach. Customers use the Company's software for creating drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs. Visio's flexible product architecture and powerful graphics engine allow organizations to standardize on a single, easy-to-use product that meets a broad range of business drawing and diagramming needs, and thereby realize savings on purchasing, training and support. The Company's mission is to become the single standard for creating, storing and exchanging drawings within business.

BACKGROUND

Drawing and diagramming - the visual representation of concepts, processes and relationships - can be as important to businesses as words and numbers for communicating and exchanging ideas. Drawings and diagrams can succinctly communicate abstract concepts and relationships such as organizational structures and technical schematics. Business drawings and diagrams, traditionally done by hand using rulers, templates and graph paper, or delegated to specialists such as graphic artists or drafters, are increasingly created using software products. Just as the advent of personal computers made electronic word processing and spreadsheet preparation possible for the general user, the widespread acceptance of easy-to-use graphical user interfaces has created a similar opportunity for personal computer software to replace traditional paper-based drawing and diagramming for general business users.

Most existing drawing and diagramming software was introduced for narrowly defined drawing needs, for specialists or as secondary features of office suite products. For example, single-purpose products were created for specific tasks such as flowcharting, organizational charting or network diagramming. Users were confronted with a variety of products, each with a different user interface, and the drawings and diagrams they produced were often difficult to integrate into word-processed documents, spreadsheets or presentation materials. Illustration, page layout and CAD software has also been created for graphics artists, designers and drafters. These specialty products generally do not address the needs of nonspecialists who wish to create, share or modify drawings and diagrams. These products are also generally expensive, may require special system configurations, usually require a substantial investment of time to master and must be used regularly for the investment to be justified and the mastery maintained. Although the drawing capabilities of office suite products were developed for general business users, the Company believes that to date they have lacked the depth and breadth of functionality necessary to enable users to easily create a variety of business drawings and diagrams. The result has been a market highly focused on specific users and fragmented among many applications.

THE VISIO SOLUTION

To address the limitations of existing drawing and diagramming software, the Company introduced Visio in November 1992. The Company's primary products, Visio, Visio Technical and Visio Professional, offer users solutions based on a single, easy-to-use technology for a wide variety of drawing and diagramming needs, while add-on Visio Shapes products provide users with additional shapes for particular applications.

All Visio products are based on a common graphics "engine" that drives parametrically defined SmartShapes(R) symbols, intelligent objects and connectors that maintain relationships within and between shapes as they are moved. Visio's SmartShapes objects, its stencil metaphor and its drag-and-drop features allow users with no prior graphics or CAD training to select shapes easily, combine them with text and manipulate them to create sophisticated drawings and diagrams. Visio's switchable user interface allows users to select a graphical interface compatible with the leading office suites.

The Visio graphics engine employs Windows ActiveX technology to embed Visio drawings and diagrams into other documents, link documents and incorporate information from other sources into Visio drawings and diagrams. Visio utilizes an open architecture that is easily extensible and customizable in order to facilitate and encourage the development of specific solutions by both end users and third-party solution providers and to enable the Company to expand its products to address new markets.

The Company believes that its software is expanding the market for drawing and diagramming software. Visio replaces hand-drawing and single-use products and moves drawing and diagramming out of the specialist art and drafting departments and onto the desktops of general users throughout business enterprises. The Company's software allows users of Visio, Visio Technical and Visio Professional to share files created with any other Visio product and permits users trained in one product to easily move to another. Most importantly, Visio software enables organizations to realize purchasing, training and support savings by standardizing on a common technology that addresses a wide variety of drawing and diagramming needs.

VISIO'S STRATEGY

Visio's mission is to become the single standard for creating, storing and exchanging drawings within business. By becoming the standard, the Company believes it can introduce new users to electronic drawing and diagramming and thereby expand the market for its products. The Company's strategy to achieve this objective includes the following elements:

- Focus on Business Users. The Company has focused on personal computer-based drawing and diagramming for business enterprises such as large corporations, consulting firms and governmental entities. The Company targets enterprises that create durable drawings, share those drawings in electronic form across organizational functions and departments and create custom solutions for specific drawing needs. The Company believes these enterprises are more likely to standardize on a single product and provide the best opportunity for the Company to embed its products broadly within an organization. The Company offers these entities a variety of volume licensing arrangements that encourage wide use of, and standardization on, its products.

- Maintain Leading Technology and Extend Product Line. The Company's strategy is to maintain and improve the flexibility and extensibility of its graphics engine and increase the ease-of-use and functionality of its products. The Company will continue to expand its product lines to address market segments where the value of drawings is high and is exploring complementary products. In December 1996, the Company released Visio Professional, designed for information systems and business process design.

- Expand Use of Visio as a Platform. Building on Visio's open architecture and ease of customization, the Company seeks to develop relationships with third-party solution providers, system integrators, consultants and other software developers who can create specific content for Visio products. Additional content may include new shapes and automated routines that provide solutions to specific industries or businesses. The Company has established the Visio Solutions Library which includes solutions, add-ons and content developed by Visio and by Visio's business partners with market expertise in core industries. The Visio Solutions Library will complement Visio's existing products by providing users the tools to accomplish specific business tasks and optimize enterprise standardization on Visio. The Company has established a developer training program which offers a foundation of knowledge for companies and individuals to employ Visio graphics technology to meet a broad range of business needs critical to their business.

- Focus on Microsoft Windows and the Microsoft Strategy. The Company develops products primarily for the Windows environment and has historically worked closely with Microsoft to more fully utilize the capabilities of Windows technology. The Company believes that Microsoft's strategies for expansion of the Windows market will ultimately provide a broad market opportunity for Visio products. The Company intends to continue to work closely with Microsoft to gain access to new Windows technology and exploit it fully in Visio products. The Visio license agreement with Microsoft to incorporate Visual Basic for Applications (VBA) into the future versions of Visio products illustrates the Company's strategy to maintain its position as a key developer of products for Windows.

- Expand International Markets. The Company markets the Visio product line in nine languages and in more than 35 countries throughout the world. International revenues represented approximately 37% and 29% of the Company's revenues in fiscal 1996 and 1995, respectively. The Company plans to continue to expand both the number of its products distributed in international markets and its sales and marketing offices and distribution networks within those markets.

- Separate Product Teams. In September 1996, the Company reorganized its internal marketing and development organizations into product teams centering on its key product groups. The Company believes this approach creates greater synergy between marketing and development, clearer focus on market needs and greater accountability to the success of a product.

PRODUCTS

The Company currently sells two core software products, Visio and Visio Technical, together with add-on Visio Shapes software products. The Company recently released a third core product, Visio Professional. These products offer solutions to a wide variety of drawing and diagramming needs based on a single, easy-to-use technology. The Company designs its product features to be intuitive, enabling even occasional users to draw and diagram efficiently. The Company's products integrate well with other desktop applications and can be easily customized to meet individual needs.

Many business drawings and diagrams are composed almost entirely of standard symbols. Accordingly, the Company's products utilize a visual "stencil" metaphor. This metaphor is implemented through a stencil window that displays a collection of standard shapes, including connectors, on a visually distinctive background. The user incorporates these standard shapes into a drawing by dragging the shapes from the stencil window and dropping them into the drawing window. In addition, users can customize the behavior of shapes and create their own shapes. All Visio shapes can have associated text, which moves when the shape is moved. The Company's software allows users to associate nongraphical data with shapes, enabling users to easily generate nongraphical information, such as parts lists and bills of material, from Visio drawings and diagrams.

VISIO

The Company's leading product, Visio, was first shipped in November 1992. Visio enables general business personal computer users to create a wide variety of diagrams. Many of Visio's features are designed to optimize its ease of use. For example, Visio incorporates a switchable user interface that enables users to select the Microsoft Office or Lotus SmartSuite graphical user interface. Visio also includes wizards for organization charts, time lines and page layouts that automatically generate diagrams based on the data the user provides and the user's formatting preferences. In addition to enabling users to easily create diagrams, Visio also includes features to enhance the information content of diagrams. Visio users can link diagrams to databases and associate nongraphical data with shapes within a diagram. Some of the diagrams that can be created with Visio include:

         Flowcharts                    Organization Charts
         Timelines                     Block Diagrams
         Geographic Maps               Marketing Charts

The Company released Visio 4.0 in August 1995 with 16-bit and 32-bit executables in one box. With Visio 4.0, users can create new diagram types such as perspective block diagrams for sophisticated spatial representation and mind-mapping charts for stimulating creative thinking. Visio 4.0 includes a new SmartShapes wizard that provides users easier access to customizing smart behavior and helps users to create their own SmartShapes objects, and includes spellcheck and find-and-replace features. Visio 4.0 supports the binder feature of Microsoft Office, allowing users to create single documents consisting of Microsoft Word documents, Excel spreadsheets, PowerPoint presentation slides, Visio drawings and diagrams and documents from other binder-compatible applications. Access to Visio 4.0's feature sets through ActiveX automation gives corporate developers and third party solution providers expanded ability to manipulate and automate Visio's functionality. Visio 4.0 has an estimated street price (average purchase price paid by end users) of $149.

VISIO TECHNICAL

Visio Technical is designed for technical professionals such as drafters, engineers and architects. It offers all the features and capabilities of Visio, plus shapes and capabilities necessary to create professional-quality technical drawings. Visio Technical enables users to efficiently create two-dimensional drawings and technical schematics without the long learning curve normally associated with CAD software. Visio Technical users can easily share technical drawings with other Windows applications, and can create intelligent drawings by linking them to databases. Visio Technical includes more than 2,000 industry-specific SmartShapes objects. Some of the drawings that can be created with Visio Technical include:

         Space Planning                Facilities Management
         Electrical Schematics         Construction Drawings
         Mechanical Engineering        Heating, Ventilation and Air Conditioning

In May 1996, the Company released Visio Technical 4.1, which offers improved integration with Autodesk AutoCAD files. Visio Technical 4.1 can import and export native AutoCAD files, thereby enabling Visio Technical users who are not trained on AutoCAD to use AutoCAD files and to share drawings and diagrams with AutoCAD users. Visio Technical 4.1 reads AutoCAD files directly, maintaining all AutoCAD attributes and automatically converting AutoCAD symbol libraries into SmartShapes objects. An append option also allows users to add information in Visio Technical on top of an imported AutoCAD file. When the file is exported and opened in AutoCAD, the appended information appears on a new layer and can be manipulated by the AutoCAD user.

Other new features for Visio Technical 4.1 include a database connectivity wizard which makes it possible to link any Visio shape or drawing to any on-line database connectivity (ODBC)-compliant database, new support for Visual Basic 4.0, over 500 new technical SmartShapes symbols on 12 new stencils and powerful new drawing tools. Visio Technical 4.1 has an estimated street price of $299.

VISIO PROFESSIONAL

Visio Professional is a complete diagramming tool for information technology professionals such as LAN managers, database analysts, software developers and web masters as well as business process professionals. It offers all the features and capabilities of Visio as well as new SmartShapes symbols, including more than 350 vendor-specific network equipment shapes. Visio Professional also provides database connectivity and support for the latest Windows technology, Internet/intranet tools to optimize Web site design and documentation and advanced formatting tools such as auto layout. It includes Microsoft's VBA technology and is Microsoft Office 97 compatible. Some of the diagrams that can be created with Visio Professional include:

        Network Diagrams              Process Flowchanges
        Database Design               Workflow Diagrams
        Web Site Design               TQM Diagrams

Additionally, Visio Professional enables users to visualize and improve business practices, implement re-engineering programs and track total quality initiatives. Visio Professional has an estimated street price of $349.

VISIO SHAPES AND OTHER PRODUCTS

In addition to Visio, Visio Technical and Visio Professional, the Company also offers Visio Shapes, a line of add-on stencil products. These products supplement Visio, Visio Technical and Visio Professional by extending the number and types of drawings available for job-specific drawing needs. Each Visio Shapes product includes from 4 to 10 stencils and from 100 to 420 SmartShapes objects. Some Visio Shapes products also include automated routines that further simplify the creation of drawings and diagrams. The Company introduced three new Visio Shapes products in fiscal 1996. The Visio Shapes products offered by the Company, which have estimated street prices ranging from $49 to $99, are as follows:

         Accident Reporting                          Chemistry
         Advanced Electrical Engineering             Crime Scenes
         Advanced Flowcharts                         Home Planning
         Advanced Network Diagrams                   Kids
         Advanced Software Diagrams                  Landscape Planning
         Advanced Space Planning                     Marketing
         Biotechnology Medicine                      Mechanical Engineering
         Calendar Maker                              Network Equipment
         Chemical Engineering                        Petroleum Engineering

The Company has from time to time offered special versions of its products for specific applications. For example, the Company offers Visio Express, a version of Visio that contains a reduced feature set, for inclusion in certain OEM arrangements. The Company also offers the Visio Business Modeler, an add-on designed to expedite implementations of the SAP(R) R/3(TM) system.

SALES, MARKETING AND DISTRIBUTION

Visio's marketing efforts were initially directed at creating a new product category - drawing and diagramming software for general business users. Those marketing efforts were directed at individual end users who purchased the Company's products through standard retail software distribution channels. As the need for drawing and diagramming software for general business users has been recognized, the Company has refocused its marketing efforts on strengthening Visio brand name recognition to facilitate the introduction of additional Visio-branded products and on expanding its distribution channels. In addition, the Company is increasingly focusing its sales and marketing efforts on volume licensing arrangements with large accounts. As a result of this effort, volume licensing revenues have been 10%, 5% and 3% of total revenues in fiscal 1996, 1995 and 1994, respectively. The Company expects continued investment in the volume licensing sales staff in fiscal 1997 and, as a result, expects this percentage to increase.

In North America, the Company's products are sold primarily through distributors, including Ingram Micro, Inc. ("Ingram"), Merisel, Inc. ("Merisel") and Tech Data Corporation ("Tech Data"). These distributors resell the Company's products to retail software outlets and computer superstores. The Company also sells its products directly to Egghead, Inc. ("Egghead"). The Company has entered into nonexclusive distribution agreements with each of Ingram, Merisel and Tech Data and a nonexclusive resellers agreement with Egghead. The agreements with Egghead, Ingram and Tech Data may be terminated without cause by either party upon 30 days notice. The agreement with Merisel is automatically renewed on an annual basis and may be terminated without cause by either party upon 60 days' notice. In fiscal 1996, 1995 and 1994, sales to the Company's three largest distributors and resellers accounted for the following percentages of the Company's revenues: Ingram 34%, 30% and 35%, respectively; Merisel 16%, 17% and 22%, respectively; and Egghead 8%, 12% and 19%, respectively. No other customer accounted for more than 10% of the Company's revenues in those fiscal years.

Distribution outside of North America is also primarily through distributors and is managed by the Company's international headquarters in Dublin and regional sales and marketing offices in London, Munich, Paris, Sydney, Kuala Lumpur and Miami. Internationally, the Company has numerous non-exclusive distributors, none of which accounted for 10% of the Company's revenues in fiscal 1996, 1995 or 1994. The international headquarters personnel are responsible for all international administration, finance, manufacturing, customer support, localization and local content engineering. In Japan, the Company has a distribution agreement with ASCII Something Good Corporation ("ASG") which provides for exclusive distribution rights, excluding direct sales and licensing by Visio, through March 31, 1997, and non-exclusive distribution rights through December 31, 1997, except that ASG retains exclusive distribution rights for license packs and volume licenses through December 31, 1997.

The Company from time to time has established OEM arrangements with hardware manufacturers such as Dell Computer Corporation and ACER Incorporated and software vendors such as Microsoft Corporation. The Company also sells products directly to end users.

The Company outsources technical support and customer service. To the extent it remains economically advantageous to do so, the Company expects to continue to outsource these functions in the future.

PRODUCT DEVELOPMENT

The Company believes that its future success will depend in large part on its ability to enhance its current product line, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements and industry standards for drawing and diagramming software. The Company's product development group is actively engaged in identifying, defining and developing new products and product enhancements to meet customer needs. The Company's principal product development efforts focus on continued enhancements to the Visio graphics engine and development of new customer solutions and applications, including increased drawing complexity, increased number of objects, increased "smartness" of SmartShapes objects and improved database connectivity.

The Company's products have been developed primarily by its product development group. Certain technologies, such as the ability to read and write to AutoCAD files and to spellcheck, have been licensed from other sources and integrated into the Company's products. The Company intends to continue licensing technologies as it increases product offerings. In fiscal 1996, the Company purchased source code and other intellectual property from Arcland, Inc. to be integrated into the Company's products. The Company intends to continue to make substantial investments in product development. The Company's product development expenses totaled $8.8 million, $5.1 million and $3.6 million, or 14.8%, 14.9% and 17.4% of revenues in fiscal 1996, 1995 and 1994, respectively.

As a developer of products designed to operate on Microsoft Windows, the Company has historically enjoyed a collaborative working relationship with Microsoft. For example, the Company participated in early design reviews and beta testing of versions 1.0 and 2.0 of Microsoft's OLE standard and commented on design requirements for the graphics subsystem of Windows 95. The Company was an early beta tester of, and participated in Microsoft's "early adopter" marketing program for, Windows 95. The Company released Visio 4.0 concurrently with Microsoft's launch of Windows 95, and released Visio Technical 4.0 shortly thereafter. If the Company's relationship with Microsoft were disrupted for any reason, the Company's development efforts and results of operations could be materially adversely affected.

COMPETITION

The computer software drawing and diagramming markets are intensely competitive and subject to rapidly changing technology and evolving standards. The Company competes primarily with small niche companies and larger software companies with strong market position and technology. The Company's principal competitors are companies with leading products in the special purpose drawing and diagramming, illustration, CAD and office suite categories. Products competing with Visio include ABC Flowcharter by Micrografx, CorelFLOW and CorelDRAW by Corel and Intellidraw by Adobe. Visio Technical competes with various products, including AutoCAD LT and AutoSketch by Autodesk and Designer by Micrografx. Visio Professional competes with various products including netViz by Quyen Systems Inc. and Process Charter by Scitor Corporation. In addition, the drawing capabilities included in Microsoft Office, SmartSuite by Lotus and WordPerfect Suite by Corel compete with Visio. If any of these producers of office suites aggressively pursues business drawing and diagramming markets and commits further resources to development in this area, the Company's results of operations could be materially adversely affected. Many of these competitors have significantly greater financial, technical, sales and marketing and other resources than the Company. As business drawing and diagramming software markets develop, the Company believes that additional companies may enter these markets and thereby intensify competition.

The principal competitive factors affecting the computer software drawing and diagramming markets include product functionality, ease of use, performance and reliability; customer service and support; product availability; vendor credibility; brand awareness; ability to keep pace with technological change; and price. Although the Company believes that its products currently compete favorably with respect to these factors, there can be no assurance that the Company can maintain its competitive position in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering this market. The markets for the Company's products are characterized by significant price competition, and the Company expects it will face increasing pricing pressures. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS

The Company regards its software as proprietary and relies primarily on a combination of copyright and trademark laws, trade secret protection, confidentiality procedures and contractual provisions, including nondisclosure agreements with employees and others, to protect is proprietary rights. The Company has no patents or patent applications pending and existing copyright and trade secret laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, copyright and trade secret protection have less effect on the Company's business and results of operations than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

The Company provides its products to business enterprises under nonexclusive licenses that are generally nontransferable. The Company also provides its products to individual end users, in which case the Company relies on "shrink wrap" licenses that are not signed by the end user and therefore may not be enforceable in certain jurisdictions. The Company's products do not contain copy protection. Policing unauthorized use of software is difficult and, while the Company is unable to determine the extent of piracy of its software, it expects software piracy to be a persistent problem in the computer software industry.

The Company licenses some software programs from independent developers and incorporates them into the Company's products. Generally, such agreements grant the Company nonexclusive, perpetual, worldwide licenses with respect to the subject program and terminate only upon a material breach by the Company. Certain of these licenses require payment of royalties based on the number of products sold.

No material claims have been made against the Company for infringement of proprietary rights of others; however, there can be no assurance that others will not assert infringement claims in the future. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will increasingly become subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid.

PRODUCTION

Production of the Company's software products primarily involves duplication of various media and the printing of user manuals and packaging materials. Media for the Company's products include CD-ROMs and 3.5-inch diskettes and are available from multiple sources. The Company outsources procurement of materials for, and production of, its products. To date, the Company has not experienced any material difficulties or delays in production of its software products or documentation. To the extent it remains economically advantageous to do so, the Company intends to continue outsourcing production in the future.

EMPLOYEES

As of September 30, 1996, the Company employed 205 persons, including 83 in sales and marketing, customer service and technical support, 73 in product development and 49 in finance, administration and operations. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain skilled product development, technical support, marketing and management personnel. Competition for such personnel in the computer software industry is intense. The Company believes its relations with its employees are good.

ITEM 2.    PROPERTIES

The Company's headquarters are located in Seattle, Washington, where it leases approximately 45,250 square feet for administrative, sales and marketing, customer service and product development activities. The Company also leases approximately 9,100 square feet of office space in Dublin, Ireland and an aggregate of 5,600 square feet of office space in London, Munich, Paris and Kuala Lumpur. The Company believes that its existing facilities and options on additional facilities are adequate to meet its needs for the foreseeable future. The Company believes that it can acquire additional space, if needed, on acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS


FISCAL YEAR 1996

QUARTER ENDED:                   DEC 31          MAR 31          JUN 30          SEP 30       FISCAL YEAR

Common stock prices:
High                            $28 1/4         $29 3/4         $44 1/2         $44 1/4         $44 1/2
Low                             $21 3/4         $22             $24 1/2         $29 1/4         $21 2/3

Visio's common stock has been traded on the Nasdaq National Market under the Nasdaq symbol VSIO since the Company's initial public offering in November 1995. The high and low closing sales prices noted above are as reported on the Nasdaq National Market. On November 22, 1996, there were 140 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other operating information of Visio Corporation. The selected financial data in the table are derived from the financial statements of Visio Corporation. The data should be read in conjunction with the financial statements, related notes, and other financial information included herein.

                                                         Year Ended September 30,
                                                         -----------------------
                                               1996        1995        1994        1993        1992
                                               ----        ----        ----        ----        ----
Revenues                                       $59,699     $34,224     $20,616     $ 7,142          --
Operating Income (loss)                         14,573       3,206         157      (1,453)     (1,979)
Net income (loss)                               11,091       2,346        (152)     (1,422)     (1,905)
Earnings (loss) per share                          .76         .20        (.03)       (.36)       (.49)
Cash and short-term investments                 61,107       7,063       3,669       1,597       2,290
Total assets                                    71,608      19,247       7,879       2,650       2,553
Shareholders' equity (deficit)                  55,225      (1,040)     (3,476)     (3,513)     (2,102)
Long-term obligations                          $   148         453         587         168           9
Redeemable preferred stock                          --     $ 6,545     $ 5,055     $ 4,355     $ 4,355

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Visio, which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio(R) brand. The Company's primary products are Visio, Visio Technical and Visio Professional. The Company's first product Visio, which first shipped in November 1992, began creating a new market for business diagramming. The Company shipped its second significant product line, Visio Technical, for technical drawing in December 1994. The Company has announced the introduction of its third significant product line to be released in December 1996, Visio Professional, for information systems and business process design.

Visio classifies its revenues in four channels: "Distribution," "Direct," "Volume Licensing," and "OEM." Distribution revenues represent sales of packaged products through national distributors and corporate, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company, including upgrades, generally to end users responding to advertising or other marketing promotions. Volume Licensing revenues are derived from volume licenses, which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The typical sales cycle for a volume license is six to eighteen months. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues, which are priced separately and recognized over the lives of the contracts. Volume Licensing revenues characteristically have higher gross profit as a percentage of revenues, but lower operating profit as a percentage of revenues, due to costs of supporting the related sales staff. OEM revenues include licenses of Visio products to hardware and software manufacturers for bundling arrangements. OEM revenues include packaged product sales, as well as royalty payments with no associated product costs.

The distribution channel commonly stocks and displays packaged products to achieve in-store visibility and timely delivery to customers. Fluctuations in distributor inventory levels can affect the Company's revenues. Distributor inventory levels may fluctuate for a variety of reasons, including the inability of distributors to sell a product at the levels purchased, as well as the phenomena called "channel dry" and "channel fill." Channel dry occurs prior to the release of an upgrade version of an existing product as the distribution channel reduces the inventory levels to minimize product returns. Channel fill occurs following the introduction of a new product or new version of a product, in anticipation of price increases, in response to planned end-user promotions and in connection with purchases of additional display space. The Company defers the recognition of revenues from distributor inventory that it estimates to be in excess of levels appropriate for the channel. Nonetheless, the effects of channel fill could add substantial volatility to the Company's revenues.

The Company has invested heavily in the development of its core graphics technology, new product introductions, Visio brand awareness and its worldwide infrastructure. These investments are part of the Company's strategy for growth and are consistent with its mission to become the single standard for creating, storing and exchanging drawings and diagrams in business. Although the Company believes that these investments have established a foundation for the worldwide expansion of its business, they have also significantly affected the Company's historical profitability. There can be no assurance that the Company's revenue growth will be sufficient in future periods to maintain its recent profitability as the Company continues to make such investments.

RESULTS OF OPERATIONS
The following table sets forth statement of income data as a percentage of revenues for the fiscal years indicated:

                                                YEAR ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                          1996           1995             1994
--------------------------------------------------------------------------------
Revenues                                 100.0%         100.0%           100.0%
Cost of revenues                          14.6           17.8             19.7
                                          --------------------------------------
Gross profit                              85.4           82.2             80.3
Operating expenses:
  Research and development                 14.8           14.9             17.4
  Sales and marketing                      38.5           50.7             52.7
  General and administrative                7.7            7.3              9.4
                                          --------------------------------------
Total operating expenses                   61.0           72.9             79.5
                                          --------------------------------------
Operating income                           24.4            9.3              0.8
Interest and other income, net              2.5            1.3              0.4
                                          --------------------------------------
Income before income taxes                 26.9           10.6              1.2
Provision for income taxes                  8.3            3.7              1.9
                                          -------------------------------------
Net income (loss)                          18.6%           6.9%            (0.7%)
                                          ======================================

REVENUES
(IN THOUSANDS)
---------------------------------------------------------------------------------------
                            1996       CHANGE        1995        CHANGE       1994
---------------------------------------------------------------------------------------
Business diagramming  $41,108   68.9%    46%   $28,235    82.5%    48%  $19,029   92.3%
Technical drawing      17,747   29.7    274%     4,742    13.9    334%    1,092    5.3
Other                     844    1.4    (32%)    1,247     3.6    152%      495    2.4
                      --------------           ---------------          --------------
  Total revenues      $59,699  100.0%    74%   $34,224   100.0%    66%  $20,616  100.0%
                      ==============           ===============          ==============

Revenues include sales of software products, maintenance and support contracts and licenses, net of reserves for estimated future returns and allowances. Revenues from the sale of maintenance and support contracts have not been material to date. License revenues are derived from volume licenses, international royalties and certain OEM arrangements.

Visio's revenues increased 74% to $59.7 million in the fiscal year ended September 30, 1996 and 66% to $34.2 million in the fiscal year ended September 30, 1995. The increase in revenues was due primarily to sales volume growth across product groups, distribution channels and geographic regions and secondarily to price increases.

Percentage growth within the product groups was most significant for the technical drawing product group, which grew 274% and 334% for fiscal 1996 and 1995, respectively. Upgrades to Visio Technical 4.0 in fiscal 1995 and Visio Technical 4.1 in fiscal 1996, as well as the introduction of three localized language versions in fiscal 1996, contributed to this growth. The growth in the business diagramming product group was also strong, growing 46% and 48% for fiscal 1996 and 1995, respectively. Upgrades to Visio 4.0 in the fourth quarter of fiscal 1995 and the introduction of a Japanese version of Visio in fiscal 1995, which was upgraded in fiscal 1996, contributed to this growth. Other revenues consisted primarily of sales of Visio Home and related Visio Shapes products, which represented a decreasing percentage of total revenues due to the Company's focus on business personal computer users.

The channel mix of Distribution, Direct, Volume Licensing and OEM revenues for fiscal 1996 was 76%, 10%, 10% and 4%, respectively, compared to 75%, 14%, 6% and 5%, respectively, for fiscal 1995 and 77%, 20%, 3% and 0%, respectively, for fiscal 1994. Percentage growth was most significant for the Volume Licensing channel, which grew 198% and 213% for fiscal 1996 and 1995, respectively. This growth is primarily the result of continued infrastructure investment in the volume licensing program.

Revenues in the United States and Canada increased 55% to $37.7 million in fiscal 1996 and 33% to $24.3 million in fiscal 1995 from $18.3 million in fiscal 1994. The increase in revenues in fiscal 1996 and 1995 primarily reflects the contribution of Visio Technical and the release of upgrade versions of Visio and Visio Technical. International revenues increased 122% to $22.0 million in fiscal 1996 and 325% to $9.9 million in fiscal 1995 from $2.3 million in fiscal 1994. As a percentage of total revenues, international revenues represented 37%, 29% and 11% in fiscal 1996, 1995 and 1994, respectively. The growth in fiscal 1996 primarily reflects the release of upgrade localized versions of Visio, particularly in Japan, and the introduction of Visio Technical in Europe. The growth in fiscal 1995 resulted primarily from increased Distribution revenues due to continued expansion of the customer base, OEM revenues from certain promotions and the introduction of a Japanese version of Visio in March 1995. The Company's operating results are affected by foreign exchange rates. Approximately 20%, 22% and 4% of the Company's revenues were collected in foreign currencies during fiscal 1996, 1995 and 1994, respectively. Since most of the Company's international production costs and operating expenses are incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations is less than on revenues.

COST OF REVENUES
(IN THOUSANDS)
--------------------------------------------------------------------------------
                          1996     CHANGE        1995     CHANGE       1994
--------------------------------------------------------------------------------
Cost of revenues    $8,701   14.6%   43%   $6,077   17.8%   50%   $4,054   19.7%

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

Standard costs associated with each revenue category are primarily determined by the amount of packaged product delivered in that revenue category. Accordingly, most of the Company's standard costs are associated with Distribution and Direct revenues, all of which are derived from sales of packaged products. Volume Licensing revenues have the lowest standard costs because they generally do not include any significant amount of packaged goods.

The decrease in cost of revenues as a percentage of revenues in fiscal 1996 resulted primarily from increased Volume Licensing revenues which have little or no standard costs, an increase in the percentage of revenue from Visio Technical, which has lower standard costs as a percentage of revenues than Visio, disk duplication cost control measures and the increased use of lower-cost CD-ROM media.

RESEARCH AND DEVELOPMENT
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                1996    CHANGE      1995    CHANGE      1994
--------------------------------------------------------------------------------
Research and development   $8,842  14.8%  74%  $5,086  14.9%  41%  $3,595  17.4%

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

Increases in research and development expenses for fiscal 1996 resulted primarily from planned additions to the Company's development organization and the acquisition of source code and other intellectual property from Arcland, Inc. Research and development expenses for fiscal 1995 increased primarily due to planned additions to the Company's development organization, much of which occurred in Dublin where the Company established the development organization required to deliver international versions of its products. The Company believes increased research and development expenses in absolute dollars will be required during fiscal 1997 and beyond to expand its product lines and introduce new language versions to international markets.

SALES AND MARKETING
(IN THOUSANDS)
--------------------------------------------------------------------------------
                              1996    CHANGE       1995    CHANGE       1994
--------------------------------------------------------------------------------
Sales and marketing     $22,974  38.5%  32%  $17,340  50.7%  60%  $10,864  52.7%

Sales and marketing expenses, which include customer service expenses, have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The fiscal 1996 growth in these expenses was primarily due to increased product marketing costs, continued development of the worldwide sales infrastructure and the creation of an internal consulting group to support customers and developers. As a percentage of revenues, sales and marketing expenses decreased in fiscal 1996 primarily due to increased revenues and the significant sales and marketing investment made in fiscal 1995. This investment consisted primarily of brand awareness activities including an advertising campaign aimed at developing the Visio brand and accelerating awareness levels.

The Company believes substantial spending on marketing awareness and Volume Licensing sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Visio expects sales and marketing expenses to continue to increase in fiscal 1997.

GENERAL AND ADMINISTRATIVE
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                   1996   CHANGE      1995   CHANGE      1994
--------------------------------------------------------------------------------
General and administrative    $4,609  7.7%  83%  $2,515  7.3%  29%  $1,946  9.4%

General and administrative expenses increased in absolute terms in fiscal 1996 primarily due to higher personnel costs associated with increased operations, outside legal and accounting fees and costs associated with becoming a public company. The increase in fiscal 1995 resulted primarily from increased staffing and occupancy costs in the Dublin office. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support revenue growth.

INTEREST AND OTHER INCOME, NET
Interest income was $1.7 million, $0.2 million and $0.1 million for fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1996 was primarily due to interest earned on investment of proceeds from the Company's initial public offering completed in November 1995, and was partially offset by other nonoperating expenses. Other income includes foreign currency transaction gains and losses and grant income from the Industrial Development Agency of Ireland tied to employment levels in the Company's Dublin operation. Visio does not currently engage in hedging activities.

INCOME TAXES
The Company's effective income tax rate was 31% and 35% for fiscal 1996 and 1995, respectively. The lower effective tax rate for fiscal 1996 was primarily due to the benefit of the utilization of foreign net operating loss carryforwards, tax-exempt interest and income taxed in other jurisdictions at rates lower than the U.S. rate. The income tax provision for fiscal 1994 of $385,000 is primarily related to taxes on U.S. income, with no tax benefit recognized for foreign tax losses.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1996, the Company had cash and short-term investments, which consist of high-quality municipal bonds, totaling $61.1 million, compared to $7.1 million at September 30, 1995. The increase in cash and short-term investments was due primarily to net proceeds of $35.7 million from the sale of Common Stock in the Company's initial public offering completed in November 1995. The remainder of the increase was due primarily to cash generated from operations, and the exercise of employee stock options and warrants. Since its inception, the Company has financed its operations primarily through cash generated by its operations, as well as through sales of its Common Stock and Preferred Stock and bank financing. The Company has a $1.0 million unsecured bank line of credit, which matures on February 28, 1997.

At September 30, 1996, the Company's principal commitments consisted primarily of leases on its headquarters facilities. The Company's capital expenditures totaled $2.5 million in fiscal 1996. At September 30, 1996, the Company had no material commitments for capital expenditures. The Company believes that its current cash and short-term investment balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At September 30, 1996, the Company had no material agreements or commitments with respect to any such transaction.

CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS
Except for the historical information contained in this Annual Report, the matters discussed herein, particularly those identified with the words "expects," believes," "anticipates" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors known to them at the time of such statements. Such forward-looking statements are subject to certain risks and uncertainties, including without limitation those set forth below, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated. The factors set forth below should be carefully considered when evaluating the Company's business and prospects, and the forward-looking information provided by Visio pursuant to the safe harbor provisions established by recent securities legislation. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Fluctuations in Quarterly Performance. The Company's quarterly results of operations can be affected substantially by demand for the Company's products, the timing and customer acceptance of new products, product enhancements and promotions by the Company or its competitors, product returns, fluctuations in foreign exchange rates, the impact of acquisitions of other technologies or companies and changes in economic conditions. The Company is increasingly focusing its sales efforts on volume licensing to large accounts. The timing of those licenses could significantly affect quarterly results of operations. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on the Company's estimates for quarterly revenues. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. In general, the Company has experienced the strongest demand for its software products during the December quarter and the weakest demand in the June quarter. These seasonal patterns have been overshadowed in particular quarters by the timing of new product introductions, expansion into international markets, the execution of volume licenses and other factors affecting the Company's business.

Dependence on Microsoft Windows; Relationship With Microsoft. Substantially all of the Company's revenues are derived from sales of products that are designed to work within a Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially affected by market developments adverse to Windows-based products. As a developer of products for Windows, the Company has historically enjoyed a collaborative working relationship with Microsoft. If the relationship were disrupted for any reason, such as a decision by Microsoft to introduce or acquire products that compete directly with the Company's products, the Company's development efforts and results of operations could be materially adversely affected.

Competition. The computer software drawing and diagramming markets are intensely competitive and subject to rapidly changing technology and evolving standards. The software industry has limited barriers to entry, and the availability of personal computers with continuously expanding capabilities, at progressively lower prices, contributes to the ease of market entry. Because of this and other factors, competitive conditions in the future are likely to intensify. The markets for the Company's products are characterized by significant price competition, and the Company expects it will face increasing pricing pressures. Increased competition could result in price reductions, reduced profit margins and loss of market share, which could materially adversely affect the Company's results of operations.

Dependence on a Single Technology; Limited Product Line. The Company has derived substantially all of its revenues to date from sales of drawing and diagramming products based on its core technology. The Visio product line and related enhancements are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. A decline in demand for these products as a result of competition, technological change or any other reason would have a material adverse effect on the Company's results of operations.

Rapid Technological Change and New Product Development. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products, to develop new products that meet changing customer needs on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations.

Management of Growth and Future Acquisitions. The Company has recently experienced rapid growth that has placed, and will continue to place, a significant strain on its management and operations. The Company's ability to manage its growth effectively will require it to improve its operating, financial and management information systems and to attract, train, motivate, manage and retain key employees. Furthermore, the Company intends to enter into strategic relationships and make strategic acquisitions of technologies and businesses in order to expand its product lines and the capabilities of its current products. The risks associated with acquisitions including increased costs and uncertain benefits and the ability to integrate operations of acquired companies could adversely affect the Company's results of operations.

Risks Associated with International Operations. The Company expects that international sales will account for an increasing portion of its revenues. Most of the Company's international revenues are denominated in foreign currencies. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after establishing prices and before receipt of payment by the Company would have an adverse effect on the Company's results of operations. The Company does not currently engage in foreign currency hedging transactions, although it may engage in such transactions in the future.

Change in Licensing and Marketing Methods. The Company is increasingly emphasizing sales to enterprises through volume, installment and enterprise licensing arrangements. These licensing arrangements typically involve a longer cycle (up to 18 months from first contact to execution of an initial license) than sales through other distribution channels, require a greater investment of resources in establishing the enterprise relationship and result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause volatility in the Company's quarterly results of operations and could materially adversely affect its results of operations.

Continued Reliance on Resellers and Distributors. The Company expects to continue to rely on resellers and distributors for sales of its products in domestic and international markets. Sales to the Company's two largest distributors and its largest reseller during fiscal 1996, 1995 and 1994 accounted for an aggregate of 58%, 59% and 76% of the Company's revenues, respectively. The distribution channels through which software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and resellers, the emergence of new resellers such as general mass merchandisers and the development of new channels such as electronic networks. The Company's resellers and distributors carry competing product lines.

There can be no assurance that resellers and distributors will continue to purchase the Company's products or be able to market them effectively or that the Company will be able to effectively distribute its products through new distribution channels.

Reliance on Outsourcing. The Company outsources most of the production of its products, which primarily involves duplication of various media and the printing of user manuals and packaging materials. In addition, the Company outsources procurement, order fulfillment, technical support, customer service and localization of its products. So long as it remains economically advantageous to do so, the Company intends to continue, and possibly to increase, outsourcing in the future. Although the Company believes that it has adequate alternative suppliers of such services, the loss of a supplier or its inability to perform contracted services could materially adversely affect the Company's results of operations.

Dependence on Proprietary Technology. The Company's ability to compete effectively depends in large part on its ability to develop and maintain proprietary aspects of its technology. The Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality procedures and contractual provisions, including nondisclosure agreements with employees and others, to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary intellectual property or that claims of infringement of third parties' intellectual property rights will not occur. In addition, the cost of responding to an intellectual property litigation claim, both in legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on the Company's results of operations.

Dependence on Key Personnel. The Company's success depends to a significant extent on senior management and technical personnel. The Company's growth and future success will depend in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in hiring, motivating or retaining such qualified personnel.

Reliance on Independent Developers for Future Market Expansion. The Company has designed its technology with an open architecture and has incorporated certain features to encourage independent solution providers, system integrators and other software developers to design industry or customer-specific drawing and diagramming solutions that will extend the adoption and use of the Company's products. There can be no assurance, however, that developers will design solutions to extend the Company's products, and the failure of these development efforts to materialize could adversely affect the expansion of the markets for the Company's products. If independent developers do design solutions for specific industries or customers, the Company could be effectively precluded from offering add-on products that address the same industries or customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                                             21
Balance Sheets as of September 30, 1996 and 1995                                                         22
Statements of Operations for each of the three years ended September 30, 1996                            23
Statements of Shareholders' Equity (Deficit) for each of the three years ended September 30, 1996        24
Statements of Cash Flows for each of the three years ended September 30, 1996                            25
Notes to Financial Statements                                                                            26
Schedule II - Valuation and Qualifying Accounts for each of the three years ended September 30, 1996     35


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING, AND FINANCIAL DISCLOSURE

None

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND SHAREHOLDERS
VISIO CORPORATION

We have audited the accompanying balance sheets of Visio Corporation as of September 30, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visio Corporation at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

Seattle, Washington
October 18, 1996

VISIO CORPORATION
BALANCE SHEETS

(IN THOUSANDS)                                                  SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                              1996        1995
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments                            $61,107     $ 7,063
  Accounts receivable                                          2,242       4,462
  Inventories                                                    604       1,431
  Prepaid expenses                                             2,426       1,662
  Deferred income taxes                                        1,779       2,136
                                                             -------------------
    Total current assets                                      68,158      16,754

Equipment and leasehold improvements                           3,445       2,308
Other assets                                                       5         185
                                                             -------------------
      Total assets                                           $71,608     $19,247
                                                             ===================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                           $ 3,525     $ 4,176
  Accrued compensation and benefits                            2,002       1,025
  Other accrued liabilities                                    8,798       5,041
  Income taxes payable                                         1,584       2,653
  Current portion of long-term obligations                       326         394
                                                             -------------------
    Total current liabilities                                 16,235      13,289
                                                             ===================
Long-term obligations                                            148         453
Convertible and redeemable preferred stock:
    Issued and outstanding 3,320 shares                           --       6,545

Shareholders' equity (deficit):
  Common stock, $.01 par value:
    Authorized -- 100,000 shares; issued and
      outstanding -- 13,653 and 5,570                         45,688         543
  Retained earnings (deficit)                                  9,537      (1,583)
                                                             -------------------
    Total shareholders' equity (deficit)                      55,225      (1,040)
                                                             -------------------
      Total liabilities and shareholders' equity (deficit)   $71,608     $19,247
                                                             ===================

See accompanying notes.

VISIO CORPORATION
STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)          YEAR ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                           1996          1995          1994
--------------------------------------------------------------------------------
Revenues                                 $59,699       $34,224       $20,616
Cost of revenues                           8,701         6,077         4,054
                                         -----------------------------------
Gross profit                              50,998        28,147        16,562
                                         -----------------------------------
Operating expenses:
  Research and development                 8,842         5,086         3,595
  Sales and marketing                     22,974        17,340        10,864
  General and administrative               4,609         2,515         1,946
                                         -----------------------------------
    Total operating expenses              36,425        24,941        16,405
                                         -----------------------------------
Operating income                          14,573         3,206           157
Interest and other income, net             1,500           403            76
                                         -----------------------------------
Income before income taxes                16,073         3,609           233
Provision for income taxes                 4,982         1,263           385
                                         -----------------------------------
Net income (loss)                        $11,091       $ 2,346       $  (152)
                                         ===================================
Earnings (loss) per share                $   .76       $   .20       $  (.03)
Shares used in computation of
  earnings (loss) per share               14,576        11,838         4,686

See accompanying notes.

VISIO CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS)

-----------------------------------------------------------------------------
                                   Common                 Retained
                                   Stock      Common      Earnings
                                   Shares     Stock       (deficit)    Total
-----------------------------------------------------------------------------
Balances at October 1, 1993         3,985     $   190      $(3,703)  $ (3,513)

  Exercise of stock options         1,115         232           --        232
  Net loss                             --          --         (152)      (152)
  Translation adjustments              --          --          (43)       (43)
                                   ------------------------------------------
Balances at September 30, 1994      5,100     $   422      $(3,898)  $ (3,476)

  Exercise of stock options           477         122           --        122
  Repurchase of restricted stock       (7)         (1)          --         (1)
  Net income                           --          --        2,346      2,346
  Translation adjustments              --          --          (31)       (31)
                                   ------------------------------------------
Balances at September 30, 1995      5,570     $   543      $(1,583)  $ (1,040)

  Conversion of preferred stock     5,205       6,545           --      6,545
  Initial public offering, net of
    offering costs of $3,848        2,471      35,680           --     35,680
  Exercise of stock options           300         153           --        153
  Stock issued under employee
    stock purchase plan                21         341           --        341
  Exercise of warrants                113         750           --        750
  Repurchase of restricted stock      (27)         (7)          --         (7)
  Tax benefit related to
    disqualifying dispositions         --       1,683           --      1,683
  Net income                           --          --       11,091     11,091
  Translation adjustments              --          --           29         29
                                   ------------------------------------------
Balances at September 30, 1996     13,653     $45,688      $ 9,537    $55,225
                                   ==========================================


See accompanying notes.

VISIO CORPORATION
STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                          YEAR ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                         1996    1995      1994
--------------------------------------------------------------------------------
Cash flows from operations
Net income (loss)                                      $11,091   $2,346   $ (152)
Adjustments to reconcile net income (loss) to net cash
  from operations:
    Depreciation and amortization                        1,341      839      480
    Deferred income taxes                                  357   (2,136)      --
    Changes
      Accounts receivable                                2,227   (3,518)    (744)
      Inventories                                          828   (1,175)    (216)
      Prepaid expenses                                    (760)    (604)    (804)
      Other assets                                         180     (160)      21
      Accounts payable                                    (661)   2,294    1,356
      Accrued compensation and benefits                    976      308      458
      Other accrued expenses                             3,751    2,574    1,585
      Income taxes payable                                 614    2,322      331
                                                       -------------------------
Net cash from operations                                19,944    3,090    2,315
                                                       -------------------------
CASH FLOWS USED FOR INVESTMENTS
Purchases of short-term investments                    (27,751)      --       --
Proceeds from maturities of short-term investments       9,150       --       --
Purchases of equipment and leasehold improvements       (2,473)  (1,182)  (1,796)
                                                       -------------------------
Net cash used for investing                            (21,074)  (1,182)  (1,796)
                                                       -------------------------
CASH FLOWS FROM FINANCING
Issuance of common stock                                 1,237      121      232
Issuance of preferred stock                                 --    1,490      700
Proceeds from initial public offering                   35,680       --       --
Proceeds from long-term obligations                         --      260      750
Payments on long-term obligations                         (373)    (343)     (92)
                                                       -------------------------
Net cash from financing                                 36,544    1,528    1,590
                                                       -------------------------
Net increase in cash and cash equivalents               35,414    3,436    2,109
Effect of exchange rate changes on cash                     29      (42)     (37)
Cash and cash equivalents, beginning                     7,063    3,669    1,597
                                                       -------------------------
Cash and cash equivalents, ending                       42,506    7,063    3,669
Short-term investments                                  18,601       --       --
                                                       -------------------------
Cash and short-term investments                        $61,107   $7,063   $3,669
                                                       -------------------------
SUPPLEMENTAL DISCLOSURES:
  Income tax payments                                  $ 4,010   $1,073   $   55

  Noncash financing activity -- conversion of
    preferred stock                                    $ 6,545       --       --


See accompanying notes.

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
Visio Corporation ("Visio" or the "Company") is a leading supplier of business drawing and diagramming software products. The Company's primary products are Visio and Visio Technical. Visio software enables business and technical users to create drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs.

BASIS OF PRESENTATION
The Company's fiscal year is the 52/53-week period that ends on the Friday nearest September 30. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end. The accompanying financial statements are consolidated to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to prior-year financial statements to conform to the current year presentation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment, which is immaterial for all periods presented, resulting from this process is included in retained earnings. Gains and losses on foreign currency transactions are included in other income, net.

REVENUE RECOGNITION
Revenues and accounts receivable are principally from distributors and resellers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. Revenues are generally recognized at the time of shipment, net of deferrals for inventory at distributors which the Company estimates to be in excess of levels appropriate for that channel and adjustments for estimated future returns. Revenues attributable to free upgrade rights are deferred and not recognized until the free upgrade has been shipped to the customer. Revenues attributable to the sale of extended customer support and maintenance programs are deferred and recognized ratably over the contract period. The Company accrues estimated costs of technical support to customers as the related revenues are recognized.

FINANCIAL INSTRUMENTS
The Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Management currently classifies its short-term investments consisting primarily of debt securities as available-for-sale. These securities are reported at market, which approximates amortized cost, and therefore, there are no unrealized gains and losses included in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. At September 30, 1996, the short-term investments had contractual maturities of less than one year.

INVENTORIES
Inventories are stated at the lower of cost or market and include adjustments for estimated obsolescence. Cost is principally determined using currently adjusted standard costs, which approximate actual cost on a first-in, first-out basis.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements are recorded at cost. Depreciation is provided on the straight-line method for financial statement purposes and accelerated methods for federal income tax purposes over estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life.

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred and consist primarily of software development costs. Financial accounting rules requiring capitalization of certain software development costs have not materially affected the Company.

INCOME TAXES
Income taxes are computed using the liability method whereby the provision for income taxes includes income taxes currently payable and deferred taxes arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PER SHARE DATA
Earnings per share is based on weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and warrants. Fully diluted earnings per share for all periods presented were not materially different from primary earnings per share.

The amount in fiscal 1995 is pro forma and reflects the conversion of all outstanding preferred stock that was converted upon the consummation of the Company's initial public offering in November 1995. In accordance with Securities and Exchange Commission requirements, all common and common equivalent shares issued during the 12-month period prior to the filing of the initial public offering were included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company's fiscal year ended September 30, 1997. FAS No. 123 allows for the adoption of a new fair-value-based method or the continued use of the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25) to measure stock-based compensation for the Company's stock-based compensation plans. The Company intends to continue to follow APB No. 25 but will be required to make pro forma disclosures of net income and earnings per share as if the fair-value-method had been applied.

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

2. BALANCE SHEET INFORMATION
Detailed balance sheet data is as follows:

(in thousands)                                                                     SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------
                                                                              1996             1995
--------------------------------------------------------------------------------------------------------
Cash and short-term investments:
   Cash and equivalents                                                    $42,506           $7,063
   Short-term investments                                                   18,601               --
                                                                           -----------------------------
                                                                           $61,107           $7,063
Accounts receivable:
   Receivables                                                             $ 2,891           $4,806
   Allowance for doubtful accounts                                            (649)            (344)
                                                                           -----------------------------
                                                                           $ 2,242           $4,462
Inventories:
   Raw materials                                                           $   189           $  356
   Finished goods                                                              415            1,075
                                                                           -----------------------------
                                                                           $   604           $1,431
Equipment and leasehold improvements:
   Computer hardware                                                       $ 4,057           $2,544
   Office furniture, equipment, and leasehold improvements                   2,343            1,378
                                                                           -----------------------------
                                                                             6,400            3,922
   Accumulated depreciation and amortization                                (2,955)          (1,614)
                                                                           -----------------------------
                                                                           $ 3,445           $2,308
Other accrued liabilities:
   Advertising and promotion                                               $ 1,669           $1,099
   Deferred revenue                                                          3,313            1,818
   Other                                                                     3,816            2,124
                                                                           -----------------------------
                                                                           $ 8,798           $5,041
                                                                           =============================

3. BANK LINE OF CREDIT
The Company has an unsecured $1 million working capital line of credit that expires on February 28, 1997. Borrowings under the credit line bear interest at the lending bank's prime interest rate (8.25% at September 30, 1996). The line of credit agreement requires the Company to meet certain financial covenants. There were no borrowings under this line at September 30, 1996.


4. LONG-TERM OBLIGATIONS
Long-term obligations consist of the following:

(in thousands)                                                                     SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------
                                                                              1996             1995
-------------------------------------------------------------------------------------------------------
Note payable to bank in monthly installments of $7
   plus interest at 9.5%, maturing in July 1997                              $  69            $ 153
Note payable to bank in monthly installments of $14
   plus interest at prime plus 2.0%, maturing in October 1997                  181              347
Note payable to bank in monthly installments of $7 plus
   interest at prime plus 1.75%, maturing in December 1998                     224              260
Capital lease obligations                                                       --               87
                                                                           ----------------------------
                                                                               474              847
Current portion                                                               (326)            (394)
                                                                           ----------------------------
                                                                             $ 148            $ 453
                                                                           ============================

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

Notes payable to bank are secured by equipment with a net book value of $454,000 at September 30, 1996.

Future principal payments on long-term debt at September 30, 1996 are: 1997-- $326,000, 1998-- $104,000, and 1999-- $44,000.

Visio rents office facilities and automobiles under operating leases. Certain office facility leases contain renewal and escalation clauses and space expansion provisions. Future minimum lease payments under noncancelable operating leases are:

(in thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   OPERATING LEASES
---------------------------------------------------------------------------------------------------------
1997                                                                                         $1,143
1998                                                                                          1,096
1999                                                                                            951
2000                                                                                            569
2001                                                                                            222
2002 and thereafter                                                                           1,228
                                                                                 ----------------------
Total minimum lease payments                                                                 $5,209
                                                                                 ======================

Rental expenses under operating leases totaled $1,001,000, $875,000 and $447,000 in fiscal 1996, 1995 and 1994, respectively.


5. INCOME TAXES
Income before income taxes consists of the following:

(in thousands)                                                      YEAR ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------
                                                             1996             1995             1994
-------------------------------------------------------------------------------------------------------
U.S.                                                      $13,209          $ 3,664          $ 1,484
International                                               2,864              (55)          (1,251)
                                                       ------------------------------------------------
                                                          $16,073          $ 3,609          $   233
                                                       ================================================


The provision for income taxes consists of the following:

(in thousands)                                                      YEAR ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------
                                                             1996             1995             1994
--------------------------------------------------------------------------------------------------------
Current tax expense:
   U.S. federal                                           $ 4,445          $ 3,198          $   375
   State                                                       --                8               10
   Foreign                                                    180              193               --
                                                        ------------------------------------------------
Total current provision                                     4,625            3,399              385
Deferred tax (provision) benefit:
   U.S. federal                                               357           (2,136)              --
                                                        ------------------------------------------------
Total provision for income taxes                          $ 4,982          $ 1,263          $   385
                                                        ================================================


The effective rate differs from the U.S. federal statutory rate as follows:

(in thousands)                                                      YEAR ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------
                                                             1996             1995             1994
-------------------------------------------------------------------------------------------------------
Income tax provision at statutory rate                    $ 5,465          $ 1,227          $    79
Losses producing no current tax benefit                        77              865              397
Tax-free interest                                            (429)              --               --
Valuation allowance for deferred tax assets                  (167)            (999)            (110)
Other                                                          36              170               19
                                                        -----------------------------------------------
                                                          $ 4,982          $ 1,263          $   385
                                                        ===============================================

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

Deferred income tax assets (liabilities) consist of the following:

(in thousands)                                                                     SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------
                                                                              1996             1995
-------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Reserves for sales returns and doubtful accounts                         $  624           $1,201
   Deferred revenue                                                            798              618
   Reserves and expenses not currently deductible                              488              392
   Foreign net operating loss carryforwards                                     --              167
                                                                          -----------------------------
                                                                             1,910            2,378
Valuation allowance for deferred tax assets                                     --             (167)
                                                                          -----------------------------
                                                                             1,910            2,211
Deferred tax liabilities:
   Deductible prepaid expenses and other                                      (131)             (75)
                                                                          -----------------------------
Net deferred tax assets                                                     $1,779           $2,136
                                                                          =============================


6. EMPLOYEE BENEFITS
401(K) PLAN
Effective January 1, 1993, Visio implemented a salary deferral 401(k) plan for all of its domestic employees. Employees may contribute a percentage of their pretax earnings annually, up to the maximum dollar limitation prescribed by the Internal Revenue Service. The plan also provides that Visio contribute an amount equal to 50% of employee contributions, up to 6% of salary. Visio recognized expense of $188,000, $147,000 and $98,000 in fiscal 1996, 1995 and 1994, respectively, related to the plan.

1990 STOCK OPTION PLAN
In 1990, Visio adopted the 1990 Stock Option Plan, which provided for the granting of incentive stock options and nonqualified stock options to employees, officers, directors, agents, consultants and independent contractors. Options under the 1990 Stock Option Plan have generally been granted at fair market value on the date of grant, expire after ten years, and vest ratably over a period of four years. As a result of the adoption of the 1995 Long-Term Incentive Compensation Plan in May 1995, all previously reserved shares of common stock under the 1990 Stock Option Plan were transferred to the 1995 Long-Term Incentive Compensation Plan upon the effective date of the Company's initial public offering. Prior to the effective date of the Company's initial public offering, there were 40,500 options granted under the 1990 Stock Option Plan in fiscal 1996.

1995 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN
In April 1995, Visio adopted the 1995 Nonemployee Director Stock Option Plan, which took effect upon the effective date of the Company's initial public offering and provides for the granting of options to nonemployee directors of the Company. The Company has reserved an aggregate of 120,000 shares of common stock for issuance under the plan. There were no options granted under the plan in fiscal 1996.

1995 LONG-TERM INCENTIVE COMPENSATION PLAN
In May 1995, Visio adopted the 1995 Long-Term Incentive Compensation Plan, which provides for the granting of incentives and awards to employees, agents and consultants of the Company and its subsidiaries. The plan is a long-term incentive compensation plan and combines the features of an incentive and a nonqualified stock option plan, a stock appreciation rights plan, a stock award plan and a performance-based plan. As of September 30, 1996, a total of 274,846 shares of common stock remained available under the plan for future grants. There were 437,205 options granted under the plan in fiscal 1996.

1995 EMPLOYEE STOCK PURCHASE PLAN
In August 1995, Visio adopted the 1995 Employee Stock Purchase Plan (the "ESPP"). The Company has reserved an aggregate of 375,000 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees of the Company to purchase common stock at not less than 85% of fair market value as defined in the plan through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock worth more than $15,000 in any calendar year or more than 10,000 shares of common stock during any offering period. The ESPP will expire in 2005. There were 21,319 shares issued under the ESPP in fiscal 1996.

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

Stock option activity and option price information were as follows:

(in thousands, except per share data)

---------------------------------------------------------------------------------------------------------
                                                                          SHARES       SHARE PRICE
---------------------------------------------------------------------------------------------------------
Balance, October 1, 1993                                                   1,491       $.11- $ .33
   Granted                                                                 1,219        .17-   .33
   Exercised                                                                 (60)       .13-   .33
   Exercised and converted to restricted stock                            (1,055)       .13-   .33
   Canceled                                                                 (142)       .13-   .33
                                                                        -----------
Balance, September 30, 1994                                                1,453        .11-   .33
   Granted                                                                   696        .33- 12.00
   Exercised                                                                 (68)       .11-   .33
   Exercised and converted to restricted stock                              (409)       .13-  4.00
   Canceled                                                                 (108)       .13-  1.00
                                                                        -----------
Balance, September 30, 1995                                                1,564        .11- 12.00
   Granted                                                                   478      12.00- 42.25
   Exercised                                                                (259)       .13-  8.67
   Exercised and converted to restricted stock                               (41)       .13-   .33
   Canceled                                                                  (79)       .13- 27.88
                                                                        -----------
Balance, September 30, 1996                                                1,663       $.11-$42.25
                                                                        ===========

(in thousands)                                                                     SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------
                                                                              1996             1995
-------------------------------------------------------------------------------------------------------
Balances are as follows:
   Available for future grants                                                 395              794
   Exercisable                                                               1,225              504
   Exercised, subject to repurchase                                            265              551

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

7. SHAREHOLDERS' EQUITY
COMMON STOCK REPURCHASE RIGHTS
In 1994, all employees of Visio were offered the opportunity to accelerate the vesting of stock options and purchase an equal number of restricted common stock shares at the original option price. These restricted shares vest according to the vesting schedule of the corresponding options. The Company has the right of first refusal to purchase vested shares before they can be transferred at the then fair market value. Nonvested shares are not transferable. As of September 30, 1996, 1,504,575 restricted shares have been purchased for $345,000, of which 1,206,352 shares were fully vested; and 33,562 shares have been repurchased for $8,000.

INITIAL PUBLIC OFFERING
In November 1995, the Company completed its initial public offering for the sale of 2,470,500 shares of common stock at $16.00 per share. The net proceeds, after underwriting discounts and offering expenses, from the sale of common stock was $35.7 million. Upon closing, all outstanding shares of preferred stock converted into 5,205,089 shares of common stock.

WARRANTS
In connection with a venture lease agreement entered into in fiscal 1993, Visio granted a warrant to purchase 11,173 shares of Series B preferred stock at $1.79 per share. The warrant is exercisable for ten years after date of issuance or five years after an initial public offering of Visio's common stock, whichever period is shorter. Since the effective date of the initial public offering, the Series B preferred stock converted to common stock, and the warrant became exercisable for 16,759 shares of common stock at a purchase price of approximately $1.19 per share. As of September 30, 1996, the warrant had not been exercised.

In connection with the 1994 sale of Series B preferred stock, Visio granted a warrant to purchase 225,000 shares of Common Stock at approximately $6.67 per share to an officer of the Company. The warrant is exercisable for six years after the date of issuance and vests ratably over a period of four years. In the event of a merger, consolidation, acquisition, reorganization or liquidation of the Company, the warrant will be canceled and all rights will terminate. The Company is required to deliver notice of reorganization no less than 15 business days before the date scheduled for reorganization. The holder has the right immediately prior to the reorganization to exercise the warrant. In fiscal 1996, 112,500 of these warrants were exercised.

DIVIDEND RESTRICTIONS
The Company's loan agreement with a bank lender prohibits the Company from declaring or paying a dividend without the bank's prior written consent.

COMMON SHARES RESERVED
Visio has reserved shares of common stock for future issuance as follows:

(in thousands)                                                SEPTEMBER 30,
------------------------------------------------------------------------------
                                                                  1996
------------------------------------------------------------------------------
Stock options                                                    2,058
Employee stock purchase plan                                       354
Common stock purchase warrants                                     129
                                                            ------------------
                                                                 2,541
                                                            ==================

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

8. BUSINESS SEGMENT AND OTHER INFORMATION
The Company operates in one business segment: software products and related services for users of personal computers.

Sales to unaffiliated customers accounting for greater than 10% of sales are as follows:

                                                                    YEAR ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------
                                                             1996             1995             1994
------------------------------------------------------------------------------------------------------
Customer A                                                     34%              30%              35%
Customer B                                                     16               17               22
Customer C                                                      8               12               19

Information regarding the Company's operations in different geographic areas is set forth below. Revenues, operating income and identifiable assets are reported based on the location of the Company's facilities. Transfers between geographic locations are recorded based on a percentage of list price commensurate with respective costs.

(in thousands)                                        YEAR ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------
                                                1996           1995           1994
---------------------------------------------------------------------------------------
Revenues:
   U.S. domestic customers                    $ 37,708       $ 24,320       $ 18,283
   Export customers                                117             60            (40)
   Transfer between geographic locations            90             34            834
                                            -------------------------------------------
                                                37,915         24,414         19,077
   European operations customers                21,874          9,844          2,373
   Transfer between geographic locations           100            138             37
                                            -------------------------------------------
                                                21,974          9,982          2,410
   Eliminations                                   (190)          (172)          (871)
                                            -------------------------------------------
                                              $ 59,699       $ 34,224       $ 20,616
                                            ===========================================
Operating income (loss):
   U.S. operations                            $ 11,652       $  3,540       $  1,477
   European operations                           2,927           (296)        (1,305)
   Eliminations                                     (6)           (38)           (15)
                                            -------------------------------------------
                                              $ 14,573       $  3,206       $    157
                                            ===========================================
Identifiable assets:
   U.S. operations                            $  6,406       $  9,965       $  3,021
   European operations                           4,467          2,585          1,517
   Eliminations                                   (372)          (366)          (328)
                                            -------------------------------------------
                                                10,501         12,184          4,210
Corporate assets                                61,107          7,063          3,669
                                            -------------------------------------------
                                              $ 71,608       $ 19,247       $  7,879
                                            ===========================================

VISIO CORPORATION
NOTES TO FINANCIAL STATEMENTS

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial information is as follows:

fiscal year 1996
----------------------------------------------------------------------------------------------
QUARTER ENDED:                  DEC 31       MAR 31      JUN 30       SEP 30     FISCAL YEAR
----------------------------------------------------------------------------------------------
Revenues                        $13,417      $14,527      $15,231      $16,524      $59,699
Gross profit                    $11,072      $12,143      $13,106      $14,677      $50,998
Net income                      $ 2,079      $ 2,321      $ 2,845      $ 3,846      $11,091
Earnings per share              $  0.15      $  0.16      $  0.19      $  0.26      $  0.76
Shares used in computation
   of earnings per share         13,548       14,849       14,944       14,964       14,576
Common stock prices:
   High                         $ 28 1/4     $ 29 3/4     $ 44 1/2     $ 44 1/4     $ 44 1/2
   Low                          $ 21 5/8     $ 22         $ 24 3/4     $ 29 3/4     $ 21 5/8

fiscal year 1995
------------------------------------------------------------------------------------------------
QUARTER ENDED:                  DEC 31       MAR 31      JUN 30       SEP 30     FISCAL YEAR
------------------------------------------------------------------------------------------------
Revenues                        $ 8,227      $ 7,653      $ 8,059      $10,285      $34,224
Gross profit                    $ 6,885      $ 6,280      $ 6,802      $ 8,180      $28,147
Net income                      $   314      $   388      $   696      $   948      $ 2,346
Earnings per share              $  0.03      $  0.03      $  0.06      $  0.08      $  0.20
Shares used in computation
   of earnings per share         11,350       11,738       12,051       12,213       11,838

Visio's common stock has been traded on the Nasdaq National Market under the symbol VSIO since the Company's initial public offering in November 1995. The high and low closing sales prices noted above are as reported on the Nasdaq National Market. On November 22, 1996, there were 140 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock.

                                                                     SCHEDULE II

                                VISIO CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                        BALANCE AT      CHARGED TO                      BALANCE
                                        BEGINNING       COSTS AND      REDUCTIONS       AT END
        CLASSIFICATION                  OF PERIOD        EXPENSES      WRITE-OFFS      OF PERIOD
--------------------------------        ----------      ----------     ----------      ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended Setember 30, 1996            $ 344           $ 329           $ (24)         $ 649
  Year ended Setember 30, 1995            $ 162           $ 172           $  --          $ 344
  Year ended Setember 30, 1994            $  53           $ 112           $  (3)         $ 162


RESERVE FOR OBSOLETE INVENTORY:
  Year ended Setember 30, 1996            $ 746           $ 646           $(813)         $ 579
  Year ended Setember 30, 1995            $ 253           $ 651           $(158)         $ 746
  Year ended Setember 30, 1994            $  13           $ 308           $ (68)         $ 253

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section labeled "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section labeled "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 1997.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  FINANCIAL STATEMENTS

         The financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 21 of this Annual Report on Form 10-K.

         2.  FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 21 of this Annual Report on Form 10-K.

         3.  EXHIBITS

         The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index contained herein.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                       VISIO CORPORATION

                                       by: /s/ JEREMY A. JAECH
                                           -----------------------------
                                           Jeremy A. Jaech
                                           President and Chief Executive Officer

                                        Date: December 17, 1996

                               POWER OF ATTORNEY

EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY AUTHORIZES AND APPOINTS JEREMY
A. JAECH AND THEODORE C. JOHNSON, AND EACH OF THEM, WITH FULL POWER OF SUBSTITUTION AND FULL POWER TO ACT WITHOUT THE OTHER, AS HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT TO ACT IN HIS NAME, PLACE AND STEAD AND TO EXECUTE IN THE NAME AND ON BEHALF OF EACH PERSON, INDIVIDUALLY AND IN EACH CAPACITY STATED BELOW, AND TO FILE, ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                   Date
               ---------                                      -----                                   ----
/s/ JEREMY A. JAECH                            President, Chief Executive Officer and Chairman of     December 17, 1996
--------------------------------------         the Board (Principal Executive Officer)
Jeremy A. Jaech

/s MARTY CHILBERG                              Chief Financial Officer, Vice President, Finance and   December 20, 1996
--------------------------------------         Operations, Assistant Secretary and Treasurer
Marty Chilberg                                 (Principal Financial and Accounting Officer)

/s/ THEODORE C. JOHNSON                        Executive Vice President                               December 17, 1996
--------------------------------------         Director
Theodore C. Johnson

/s/ TOM A. ALBERG                              Director                                               December 18, 1996
--------------------------------------
Tom A. Alberg

/s/ THOMAS H. BYERS                            Director                                               December 18, 1996
--------------------------------------
Thomas H. Byers

                                               Director
--------------------------------------
John R. Johnston

/s/ DOUGLAS MACKENZIE                          Director                                               December 18, 1996
--------------------------------------
Douglas Mackenzie

/s/ SCOTT OKI                                  Director                                               December 18, 1996
--------------------------------------
Scott Oki


                              INDEX TO EXHIBITS

 NUMBER      DESCRIPTION                                                        PAGE
 ------      -----------                                                        ----

  3.1        Restated Articles of Incorporation of Visio Corporation              *
  3.2        Restated Bylaws of Visio Corporation                                 *
  4.1        Specimen Common Stock Certificate of Visio Corporation               *
 10.1        1990 Stock Option Plan                                               *
 10.2        1995 Long-Term Incentive Stock Option Plan                           *
 10.3        1995 Stock Option Plan for Nonemployee Directors                     *
 10.4        Office Lease between Visio Corporation and Sixth & Pike
             Associates, L.P. dated October 28, 1993                              *
 10.4(a)     Amendment to Office Lease between Visio Corporation and
             Sixth & Pike Associates, L.P.  dated June 13, 1996                  ***
 10.5        Office Lease between Shapeware International Limited and
             Irish Airlines Pensions Limited dated March 25, 1995                 *
 10.6        Master Lease Agreement between Visio Corporation and
             Comdisco, Inc. dated February 23, 1993                               *
 10.7        Registration Rights Agreement among Visio Corporation and
             the Investors, as defined therein, dated as of April 11,
             1991, as amended                                                     *
 10.8        Warrant Agreement dated as of February 23, 1993 between Visio
             Corporation and Comdisco, Inc.                                       *
 10.9        Common Stock Purchase Warrant issued April 22, 1994 to Gary
             Gigot                                                                *
 10.10       Loan and Security Agreement between Silicon Valley Bank and
             Visio Corporation  dated January 26, 1994, as amended               ***
 10.10(a)    Amendment to the Loan and Security Agreement between Silicon
             Valley Bank and Visio Corporation dated April 3, 1996                *
 10.11       Form of Indemnification Agreement for directors and officers
 10.12+      Distribution Agreement dated as of December 14, 1992, as
             amended, between Visio Corporation and Merisel, Inc.                 *
 10.13+      Distributor Agreement dated as of November 2, 1992, as amended,
             between Visio Corporation and Ingram Micro, Inc.                     *
 10.14+      Reseller Agreement dated as of August 8, 1993, as amended,
             between Visio Corporation and Egghead, Inc.                          *
 10.15+      Distribution Agreement dated as of January 1, 1995, between
             Visio Corporation and ASCII Corporation                              *
 10.15(a)+   Agreement for the Amendment of Distribution Agreement dated
             January 15, 1996, between Visio Corporation and ASCII
             Corporation                                                         **
 10.16+      License Agreement dated as of July 10, 1995                          *
 10.17+      Distribution Agreement dated September 25, 1996, between
             Visio Corporation and ASCII Something Good Corporation
 10.18       Office Lease between Visio International Limited and Erin
             Executor & Trustee Co. Limited dated August 20, 1996
 11.1        Computation of Earnings Per Share
 21.1        Subsidiaries of the registrant
 23.1        Consent of Ernst & Young LLP
 24.1        Power of Attorney (contained on signature page)
 27.1        Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
             purposes only and not filed.

-------------

* Filed as an exhibit to the registrant's Registration Statement on Form S-1 (Registration No. 33-96986) effective November 9, 1995 and incorporated herein by reference.

** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference.

*** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

+        Confidential treatment.