Form 10-Q/A
period 1996-03-31
VISIO CORP
filed 1997-01-09
CIK 946665

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -----------------

                                FORM 10-Q/A

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



Date:  January 9, 1997                  VISIO CORPORATION


                                        By:  /s/ MARTY CHILBERG
                                           ------------------------------------
                                        Marty Chilberg
                                        Vice President, Finance and Operations;
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

                              INDEX TO EXHIBITS



EXHIBIT NO.                      DESCRIPTION                         PAGE
-----------                      -----------                         ----
   10.15(a)+      Agreement for the Amendment of Distribution
                  Agreement dated January 15, 1996, between
                  Visio Corporation and ASCII Corporation.

   11.1           Computation of Earnings Per Share.                  *

   27.1           Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.      **



*                 Previously filed.
**                Previously submitted.
+                 Confidential treatment.