Form 10-K/A
period 1996-09-30
VISIO CORP
filed 1997-01-09
CIK 946665

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-K/A

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VISIO CORPORATION

                                       By: /s/ JEREMY A. JAECH
                                           -----------------------------
                                           Jeremy A. Jaech
                                           President and Chief Executive Officer

                                        Date: January 9, 1997

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

               Signature                                      Title                                   Date
               ---------                                      -----                                   ----
/s/ JEREMY A. JAECH                            President, Chief Executive Officer and Chairman of     January 9, 1997
--------------------------------------         the Board (Principal Executive Officer)
Jeremy A. Jaech

    MARTY CHILBERG*                            Chief Financial Officer, Vice President, Finance and   January 9, 1997
--------------------------------------         Operations, Assistant Secretary and Treasurer
Marty Chilberg                                 (Principal Financial and Accounting Officer)

    THEODORE C. JOHNSON*                       Executive Vice President                               January 9, 1997
--------------------------------------         Director
Theodore C. Johnson

    TOM A. ALBERG*                             Director                                               January 9, 1997
--------------------------------------
Tom A. Alberg

    THOMAS H. BYERS*                           Director                                               January 9, 1997
--------------------------------------
Thomas H. Byers

                                               Director
--------------------------------------
John R. Johnston

 DOUGLAS MACKENZIE*                            Director                                               January 9, 1997
--------------------------------------
Douglas Mackenzie

    SCOTT OKI*                                 Director                                               January 9, 1997
--------------------------------------
Scott Oki

* By /s/ JEREMY A. JAECH
     ---------------------------------
     Jeremy A. Jaech, Attorney-in-fact

                              INDEX TO EXHIBITS

 NUMBER      DESCRIPTION                                                        PAGE
 ------      -----------                                                        ----

  3.1        Restated Articles of Incorporation of Visio Corporation              *
  3.2        Restated Bylaws of Visio Corporation                                 *
  4.1        Specimen Common Stock Certificate of Visio Corporation               *
 10.1        1990 Stock Option Plan                                               *
 10.2        1995 Long-Term Incentive Stock Option Plan                           *
 10.3        1995 Stock Option Plan for Nonemployee Directors                     *
 10.4        Office Lease between Visio Corporation and Sixth & Pike
             Associates, L.P. dated October 28, 1993                              *
 10.4(a)     Amendment to Office Lease between Visio Corporation and
             Sixth & Pike Associates, L.P. dated June 13, 1996                   ***
 10.5        Office Lease between Shapeware International Limited and
             Irish Airlines Pensions Limited dated March 25, 1995                 *
 10.6        Master Lease Agreement between Visio Corporation and
             Comdisco, Inc. dated February 23, 1993                               *
 10.7        Registration Rights Agreement among Visio Corporation and
             the Investors, as defined therein, dated as of April 11,
             1991, as amended                                                     *
 10.8        Warrant Agreement dated as of February 23, 1993 between Visio
             Corporation and Comdisco, Inc.                                       *
 10.9        Common Stock Purchase Warrant issued April 22, 1994 to Gary
             Gigot                                                                *
 10.10       Loan and Security Agreement between Silicon Valley Bank and
             Visio Corporation  dated January 26, 1994, as amended                *
 10.10(a)    Amendment to the Loan and Security Agreement between Silicon
             Valley Bank and Visio Corporation dated April 3, 1996                ***
 10.11       Form of Indemnification Agreement for directors and officers         *
 10.12+      Distribution Agreement dated as of December 14, 1992, as
             amended, between Visio Corporation and Merisel, Inc.                 *
 10.13+      Distributor Agreement dated as of November 2, 1992, as amended,
             between Visio Corporation and Ingram Micro, Inc.                     *
 10.14+      Reseller Agreement dated as of August 8, 1993, as amended,
             between Visio Corporation and Egghead, Inc.                          *
 10.15+      Distribution Agreement dated as of January 1, 1995, between
             Visio Corporation and ASCII Corporation                              *
 10.15(a)+   Agreement for the Amendment of Distribution Agreement dated
             January 15, 1996, between Visio Corporation and ASCII
             Corporation                                                         **
 10.16+      License Agreement dated as of July 10, 1995                          *
 10.17+      Distribution Agreement dated September 25, 1996, between
             Visio Corporation and ASCII Something Good Corporation             xxxx
 10.18       Office Lease between Visio International Limited and Erin
             Executor & Trustee Co. Limited dated August 20, 1996               xxxx
 11.1        Computation of Earnings Per Share
 21.1        Subsidiaries of the registrant
 23.1        Consent of Ernst & Young LLP
 24.1        Power of Attorney                                                  xxxx
 27.1        Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
             purposes only and not filed.                                       xxxxx

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

xxxx     Previously filed.

xxxxx    Previously submitted.

+        Confidential treatment.