Form 10-Q
period 1996-12-31
VISIO CORP
filed 1997-02-10
CIK 946665

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ____________________

                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

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

                         YES  X         NO
                             ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                        Shares outstanding as of January 31, 1997
----------------------------           -----------------------------------------
Common Stock ($.01 par value)                            13,831,470

================================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
ITEM 1. FINANCIAL STATEMENTS
        Balance Sheets as of December 31, 1996 and September 30, 1996....................   3

        Statements of Income for the three months ended December 31, 1996 and 1995.......   4

        Statements of Cash Flows for the three months ended December 31, 1996 and 1995...   5

        Notes to Financial Statements....................................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..............................................   7

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................  14

SIGNATURES...............................................................................  15

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               VISIO CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                           DECEMBER 31,    SEPTEMBER 30,
                                               1996            1996
                                           ------------    -------------
                                           (Unaudited)
ASSETS
Current assets:
 Cash and short-term investments                $67,261          $61,107
 Accounts receivable                              3,271            2,242
 Inventories                                        680              604
 Prepaid expenses                                 2,231            2,431
 Defferred income taxes                           2,296            1,779
                                                -------          -------
  Total current assets                           75,739           68,163
Equipment and leasehold improvements              3,582            3,445
                                                -------          -------
    Total assets                                $79,321          $71,608
                                                =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $ 3,213          $ 3,525
 Accrued compensation and benefits                1,908            2,002
 Other accrued liabilities                        9,870            8,798
 Income taxes payable                             2,323            1,584
 Current portion of long-term Obligations           277              326
                                                -------          -------
  Total current liabilities                      17,591           16,235
Long-term obligations                               112              148
Shareholders' equity:
 Common stock                                    47,643           45,688
 Retained earnings                               13,975            9,537
                                                -------          -------
  Total shareholders' equity                     61,618           55,225
                                                -------          -------
    Total liabilities and shareholders'
     equity                                     $79,321          $71,608
                                                =======          =======

See accompanying notes.

                               VISIO CORPORATION
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                           ------------------
                                             1996       1995
                                           --------    ------
Revenues                                    $19,010    $13,417
Cost of revenues                              1,977      2,345
                                            -------    -------
Gross profit                                 17,033     11,072
Operating expenses:
 Research and development                     2,705      1,664
 Sales and marketing                          7,490      5,547
 General and administrative                   1,366      1,039
                                            -------    -------
   Total operating expenses                  11,561      8,250
                                            -------    -------
Operating income                              5,472      2,822
Interest and other income, net                  452        281
                                            -------    -------
Income before income taxes                    5,924      3,103
Provision for income taxes                    1,540      1,024
                                            -------    -------
Net income                                  $ 4,384    $ 2,079
                                            =======    =======
Earnings per share                            $0.29      $0.15
                                            =======    =======
Shares used in computation of earnings
 per share                                   15,068     13,548
                                            =======    =======

See accompanying notes.

                               VISIO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                               DECEMBER 31,
                                            ------------------
                                             1996        1995
                                            ------      ------
CASH FLOWS FROM OPERATIONS:
  Net income                                $ 4,384     $ 2,079
  Adjustments to reconcile net income
   to net cash from operations:
   Depreciation and amortization                499         248
   Deferred income taxes                       (517)        158
   Changes:
     Accounts receivable                     (1,047)      2,820
     Inventories                                (75)        331
     Prepaid expenses                           222        (125)
     Other assets                                --         179
     Accounts payable                          (294)     (1,301)
     Accrued compensation and benefits          (96)        338
     Other accrued expenses                   1,088       2,809
     Income taxes payable                     2,073        (842)
                                            -------     -------
  Net cash from operations                    6,237       6,694
                                            -------     -------
CASH FLOWS USED FOR INVESTMENTS:
  Purchases of equipment and leasehold
   improvements                                (608)       (375)
                                            -------     -------
CASH FLOWS FROM FINANCING:
  Issuance of common stock                      618          --
  Proceeds from initial public offering          --      35,680
  Payments on long-term obligations             (85)        (84)
                                             ------      ------
  Net cash from financing                       533      35,596
                                             ------      ------

Net increase in cash and cash equivalents     6,162      41,915
Effect of exchange rate changes on cash          53          --
Cash and cash equivalents, beginning         42,506       7,063
                                            -------     -------
Cash and cash equivalents, ending            48,721      48,978
Short-term investments                       18,540          --
                                            -------     -------
Cash and short-term investments             $67,261     $48,978
                                            =======     =======

See accompanying notes.

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements of Visio Corporation ("Visio" or the "Company") at December 31, 1996 and for the three-month periods ended December 31, 1996 and 1995 are unaudited and reflect all adjustments, consisting only of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996 included in Visio's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended December 31, 1996, September 30, 1996 and December 31, 1995 reflect amounts as of and for the periods ended December 27, 1996, September 27, 1996 and December 29, 1995, respectively.

Inventories

     Inventories are stated at the lower of cost or market and consist of the following:

                             December 31,   September 30,
                                 1996           1996
                             ------------   -------------
                                    (in thousands)
Raw Materials                   $ 324           $ 189
Finished Goods                    356             415
                                -----           -----
                                $ 680           $ 604
                                =====           =====

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Visio, which commenced operations in September 1990, is a leading supplier of drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio(R) brand. The Company's primary products are Visio, Visio Technical and Visio Professional. The Company's first product Visio, first shipped in November 1992, enables business and technical users to create drawings and diagrams using a "drag and drop" approach. The Company shipped its second significant product line, Visio Technical, for technical drawing in December 1994. The Company introduced its third significant product, Visio Professional, in December 1996. Visio Professional, which shipped in the beginning of the second quarter of fiscal 1997, provides functionality specifically for information systems and business process design.

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

- - - - - - - - - - -
VISIO is a registered trademark of Visio Corporation.

     When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include but are not limited to fluctuations in quarterly performance, dependence on other products, including Microsoft Windows, competition in the business drawing and diagramming software market, timing and customer acceptance of new products, the Company's ability to manage growth, potential change in licensing and marketing methods and changes in general economic conditions. Additional information concerning these and other risks is described in the "Certain Risk Factors that may Impact Future Results of Operations" section of the Company's Form 10-K for the fiscal year ended September 30, 1996, and, from time to time, in the Company's Securities and Exchange Commission reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.

                                   Three Months Ended
                                      December 31,
                                   ------------------
                                     1996        1995
                                     ----        ----
Revenues.......................      100.0%     100.0%
Cost of revenues...............       10.4       17.5
                                     -----      -----
Gross margin...................       89.6       82.5
Operating expenses:
  Research and development.....       14.2       12.4
  Sales and marketing..........       39.4       41.4
  General and administrative...        7.2        7.7
                                     -----      -----
Total operating expenses.......       60.8       61.5
                                     -----      -----
Income from operations.........       28.8       21.0
Other income, net..............        2.4        2.1
                                     -----      -----
Income before income taxes.....       31.2       23.1
Provision for income taxes.....        8.1        7.6
                                     -----      -----
Net income.....................       23.1%      15.5%
                                     =====      =====

     REVENUES


     The following tables set forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                     Three Months Ended December 31,
                           -------------------------------------------------
                                 1996                1995           Change
                           ------------------   ----------------   ---------
                                       (dollars in thousands)
Revenues:
 Business diagramming...    $11,680    61.4%    $ 9,775    72.8%     19.5%
 Technical drawing......      7,288    38.4       3,287    24.5     121.7%
 Other..................         42     0.2         355     2.7     (88.2)%
                            -------   -----     -------   -----
     Total revenues.....    $19,010   100.0%    $13,417   100.0%     41.7%
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

     Revenues for the first quarter of fiscal 1997 increased 42% over the same quarter in the prior year. The increase in revenues was due primarily to sales volume growth across product groups, distribution channels with the exception of the Direct channel and geographic regions and secondarily to price increases.

     Percentage growth within the product groups was most significant for the technical drawing product group, which grew 122% for the three month period ended December 31, 1996 over the comparable period in fiscal 1996. This growth was primarily from Europe and Japan, where localized language versions of Visio Technical were released subsequent to the December 31, 1995 quarter, and from continued growth domestically. The growth in the business diagramming product group of 19% was relatively lower due to the effect of the Visio 4.0 upgrade on the comparable quarters. Business diagramming upgrade revenues were $0.6 million and $2.1 million in the quarters ended December 31, 1996 and 1995, respectively. Visio 4.0, which was released in August 1995, was at the beginning of its upgrade cycle in the quarter ended December 31, 1995, when demand for upgrades is typically at its peak, but was nearing the end of its upgrade cycle in the quarter ended December 31, 1996. Business diagramming revenues excluding upgrades were $11.1 million and $7.7 million in the quarters ended December 31, 1996 and 1995, respectively. Other revenues consisted primarily of sales of Visio Home and related Visio Shapes products, which represented a decreasing percentage of total revenues due to the Company's focus on business personal computer users.

     In the channels, the mix of Distribution, Direct, Volume Licensing and OEM revenues for the quarter ended December 31, 1996 was 73%, 8%, 18% and 1%, respectively, compared to 73%, 16%, 8% and 3%, respectively, for the same quarter in the prior year. Percentage growth was most significant for the Volume Licensing channel, which grew 222% for the three month period ended December 31, 1996 over the comparable period in fiscal 1996. This growth was primarily the result of continued infrastructure investment in the volume licensing program. Direct revenues as a percentage of total revenues were significantly higher in the quarter ended December 31, 1995 on the strength of the Visio 4.0 upgrade.

     Revenues in the United States and Canada increased 23% to $11.0 million in the first quarter of fiscal 1997 from $8.9 million in the prior-year period. The increase in revenues primarily reflected the contribution of Visio Technical. International revenues increased 80% to $8.0 million in the first quarter of fiscal 1997 from $4.5 million in the prior-year period. Japan contributed significantly to this growth with the initial release of a Kanji version of Visio Technical in October 1996. For the quarter ended December 31, 1996 and 1995, international revenues represented 42% and 33% of total revenues, respectively.

     The Company introduced Visio Professional in December 1996 and intends to introduce upgraded versions of Visio, Visio Technical and Visio Professional during fiscal 1997, and, as a result, expects its revenues to increase. There can be no assurance, however, that this growth will occur or that any growth will be sufficient to offset the Company's continuing investment in new products and international markets.

     Cost of Revenues

     The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                     Three Months Ended December 31,
               --------------------------------------------
                    1996              1995          Change
               ----------------   --------------   --------
                        (dollars in thousands)

               $1,977     10.4%   $2,345   17.5%    (15.7%)

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

     Standard costs decreased in absolute terms even though combined Distribution and Direct revenues, which generate most of the Company's standard costs, increased 28%. This is due to the increased use of lower cost CD-ROM media and other reduced production costs. Secondly, the quarter ended December 31, 1996 had lower period costs than the quarter ended December 31, 1995, because of an inventory write-off of approximately $288,000 related to the Company's "5 for 95" promotion in the quarter ended December 31, 1995. Other factors which contributed to the decrease in cost of revenues as a percentage of revenues for the first quarter of fiscal 1997 over the comparable period of fiscal 1996 were increased Volume Licensing revenues which have little or no standard costs and from an increase in the percentage of revenue from Visio technical, which has a lower standard cost as a percentage of revenue than Visio.

     RESEARCH AND DEVELOPMENT

     The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                   Three Months Ended December 31,
              -------------------------------------------
                   1996               1995         Change
              ----------------   --------------    ------
                       (dollars in thousands)

              $2,705     14.2%   $1,664   12.4%     62.6%

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

     Increases in research and development expenses for the quarter ended December 31, 1996 over the quarter ended December 31, 1995 resulted primarily from additions to the Company's development organization. Research and development expenses increased as a percentage of revenues in the first fiscal quarter of 1997 over the comparable quarter in fiscal 1996 primarily due to expenses incurred with the development of Visio Professional 4.5 and Visio Technical 4.5, which were released in December 1996 and January 1997, respectively.

     SALES AND MARKETING

     The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                Three Months Ended December 31,
           ------------------------------------------
                1996               1995        Change
           ----------------   --------------   ------
                    (dollars in thousands)

           $7,490     39.4%   $5,547   41.4%    35.0%

     Sales and marketing expenses, which include customer service expenses, have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses was due primarily to increased product marketing costs, continued development of the domestic and international sales infrastructure and the initiation of an internal solutions group to support customers and developers. As a percentage of revenues, sales and marketing expenses in the three months ended December 31, 1996 decreased compared to the corresponding prior year's period, primarily due to increased revenues in fiscal 1997 as well as the investment in sales and marketing in the fiscal 1996 period. This investment consisted primarily of advertising associated with the recently released Visio 4.0 and brand awareness activities including an advertising campaign aimed at developing the Visio brand.

     The Company believes substantial spending on marketing awareness and Volume Licensing sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Visio expects continued investment in marketing and sales of its products to further develop market opportunities. Accordingly, the Company expects sales and marketing expenses to increase in absolute terms over time. In addition, competitive pressures faced by the Company may have an adverse effect on its business, financial condition and results of operations.

     GENERAL AND ADMINISTRATIVE

     The following table sets forth general and administrative expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                Three Months Ended December 31,
            -----------------------------------------
                  1996             1995        Change
            ---------------   -------------    ------
                    (dollars in thousands)
            $1,366     7.2%   $1,039   7.7%    31.5%

     General and administrative expenses increased in absolute terms in the first quarter of fiscal 1997 primarily due to the cost of supporting the Company's increased operations. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infastructure to support revenue growth.


     OTHER INCOME, NET

     Other income for the first quarter of fiscal 1997 of $452,000 increased 61% over the first quarter of fiscal 1996. The increase was primarily due to increased interest income because the Company had higher cash and short-term investment balances in the fiscal 1997 period. This was partially offset by foreign exchange losses incurred in the fiscal 1997 quarter. Other income includes interest income net of interest expense, foreign currency transaction gains and losses and grant income from the Industrial Development Agency of Ireland tied to employment levels in the Company's Dublin operation. Visio does not currently engage in hedging activities.

     INCOME TAXES

     The Company's effective income tax rate for the quarter ended December 31, 1996 was 26% which compared to an effective income tax rate of 33% for the comparable prior year period. The lower effective tax rate for the December 31, 1996 quarter was primarily due to a greater percentage of income taxed in other jurisdictions at rates lower than the U.S. rate.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and short-term investments totaling $67.3 million, an increase of $6.2 million from September 30, 1996. The increase in cash and short-term investments was due primarily to cash generated from operations, the exercise of employee stock options and the income tax benefits associated with those exercises. Since its inception, the Company has financed its operations primarily through cash generated by its operations, as well as through sales of its Common Stock and Preferred Stock and bank financing. The Company has a $1.0 million unsecured bank line of credit, which matures on February 28, 1997.

     At December 31, 1996, the Company's principal commitments consisted primarily of leases on its headquarters facilities. The Company's capital expenditures totaled $0.6 million in the first quarter of fiscal 1997. At December 31, 1996, the Company had no material commitments for capital expenditures. The Company believes that its current cash balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

     From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that Complement the Company's business. At December 31, 1996, the Company had no material agreements or commitments with respect to any such transaction.

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

Date:  February 10, 1997               VISIO CORPORATION


                                       By: /s/ MARTY CHILBERG
                                          -------------------------------
                                       Marty Chilberg
                                       Vice President, Finance and Operations;
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                          DESCRIPTION                      PAGE
-----------                          -----------                      ----
  11.1           Computation of Earnings Per Share.                     17

  27.1           Financial Data Schedule which is submitted
                 electronically to the Securities and Exchange
                 Commission for information purposes only
                 and not filed.                                         18

