Form 10-Q
period 1997-03-31
VISIO CORP
filed 1997-05-12
CIK 946665

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ____________________
                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

                           Yes  X                No
                               ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                 Shares outstanding as of April 30, 1997
----------------------------    ------------------------------------------
Common Stock ($.01 par value)              13,954,162

===============================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.  Financial Statements
     Balance Sheets as of March 31, 1997 and September 30, 1996........................    2
     Statements of Income for the three and six months ended March 31, 1997 and 1996...    3
     Statements of Cash Flows for the six months ended March 31, 1997 and 1996.........    4
     Notes to Financial Statements.....................................................    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................    6

                          Part II.  Other Information

Item 4.  Submissions of Matters to a Vote of Security Holders..........................   14
Item 6.  Exhibits and Reports on Form 8-K..............................................   14
Signatures.............................................................................   15

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               VISIO CORPORATION

                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                       MARCH  31,    SEPTEMBER 30,
                                                          1997           1996
                                                      -----------    -------------
                                                      (UNAUDITED)
ASSETS
Current assets:
 Cash and short-term investments                       $   65,676       $   61,107
 Accounts receivable                                        6,386            2,242
 Inventories                                                  700              604
 Prepaid expenses                                           2,674            2,431
 Deferred income taxes                                      5,333            1,779
                                                       ----------       ----------
   Total current assets                                    80,769           68,163
 Equipment and leasehold improvements,                      4,280            3,445
                                                       ----------       ----------
       Total assets                                    $   85,049       $   71,608
                                                       ==========       ==========
 Liabilities and shareholders' equity
 Current liabilities:
  Accounts payable                                      $   4,566       $    3,525
  Accrued compensation and benefits                         2,552            2,002
  Other accrued liabilities                                11,909            8,798
  Income taxes payable                                      2,926            1,584
  Current portion of long-term obligations                    214              326
                                                       ----------       ----------
   Total current liabilities                               22,167           16,235

 Long-term obligations                                         89              148

 Shareholders' equity:
  Common stock                                             48,439           45,688
  Retained earnings                                        14,354            9,537
                                                       ----------       ----------
    Total shareholders' equity                             62,793           55,225
                                                       ----------       ----------
       Total liabilities and shareholders' equity      $   85,049       $   71,608
                                                       ==========       ==========

See accompanying notes.

                               VISIO CORPORATION

                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 MARCH 31,                MARCH 31,
                                           ----------------------   ---------------------
                                              1997         1996        1997        1996
                                           ----------     -------   ----------    -------
Revenues                                      $23,536     $14,527      $42,546    $27,944
Cost of revenues                                2,391       2,384        4,368      4,729
                                           ----------     -------   ----------    -------
Gross profit                                   21,145      12,143       38,178     23,215
Operating expenses:
  Research and development                      3,459       2,720        6,164      4,384
  Sales and marketing                           9,313       5,231       16,803     10,778
  General and administrative                    1,816       1,080        3,182      2,119
  Acquired technology                           6,697          --        6,697         --
                                           ----------     -------   ----------    -------
    Total operating expenses                   21,285       9,031       32,846     17,281
                                           ----------     -------   ----------    -------
Operating income (loss)                          (140)      3,112        5,332      5,934
Interest and other income, net                    790         352        1,242        633
                                           ----------     -------   ----------    -------
Income before income taxes                        650       3,464        6,574      6,567
Provision for income taxes                        169       1,143        1,709      2,167
                                           ----------     -------   ----------    -------
Net Income                                    $   481     $ 2,321      $ 4,865    $ 4,400
                                           ==========     =======   ==========    =======
Earnings per share                            $  0.03     $  0.16      $  0.32    $  0.31
                                           ==========     =======   ==========    =======
Shares used in computation of  earnings
   per share                                   15,063      14,849       15,065     14,198
                                           ==========     =======   ==========    =======

See accompanying notes.

                               VISIO CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    MARCH 31,
                                                             --------------------
                                                                1997      1996
                                                             ---------  ---------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
   Net income                                                $ 4,865     $ 4,400
   Adjustments to reconcile net income to net cash from
     operations:
     Depreciation and amortization                               866         541
     Deferred income taxes                                    (3,554)        400
     Changes:
       Accounts receivable                                    (4,073)        772
       Inventories                                               (98)        428
       Prepaid expenses                                         (263)        182
       Other assets                                               (5)        179
       Accounts payable                                        1,028        (162)
       Accrued compensation and benefits                         549         605
       Other accrued expenses                                  3,152       2,492
       Income taxes payable                                    1,343        (863)
                                                            --------     -------
   Net cash from operations                                    3,810       8,974
                                                            --------     -------
CASH FLOWS USED FOR INVESTMENTS:
   Purchases of short-term investments                       (11,018)     (9,155)
   Proceeds from maturities of short-term investments          8,500           -
   Purchases of equipment and leasehold improvements          (1,666)       (832)
                                                            --------     -------
   Net cash used for investments                              (4,184)     (9,987)
                                                            --------     -------
CASH FLOWS FROM FINANCING:
   Proceeds from initial public offering                           -      35,680
   Issuance of common stock                                    2,751         358
   Payments on long-term obligations                            (170)       (168)
                                                            --------     -------
   Net cash from financing                                     2,581      35,870
                                                            --------     -------

Net increase in cash and cash equivalents                      2,207      34,857
Effect of exchange rate changes on cash                         (145)         (8)
Cash and cash equivalents, beginning                          42,506       7,063
                                                            --------     -------
Cash and cash equivalents, end                                44,568      41,912
Short-term investments                                        21,108       9,155
                                                            --------     -------
Cash and short-term investments                              $65,676     $51,067
                                                            ========     =======

See accompanying notes.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements of Visio Corporation ("Visio" or the "Company") at March 31, 1997 and for the three-and six-month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments, consisting of only normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996 included in Visio's Annual Report on Form 10-K. The results of operations for the three- and six- months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended March 31, 1997, September 30, 1996 and March 31, 1996 reflect amounts as of and for the periods ended March 28, 1997, September 27, 1996 and March 29, 1996, respectively.

     Inventories

     Inventories are stated at the lower of cost or market and consist of the following:


                                   March 31,      September 30,
                                     1997             1996
                                  -----------     -------------
                                       (in thousands)
Raw Materials                          $316            $189
Finished Goods                          384             415
                                      -----           -----
                                       $700            $604
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Visio, which commenced operations in September 1990, is a leading supplier of drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio(R) brand. The Company's primary products are Visio, Visio Technical and Visio Professional. The Company's first product Visio, initially shipped in November 1992, enables business and technical users to create drawings and diagrams using a "drag and drop" approach. The Company shipped its second significant product, Visio Technical, for technical drawing in December
1994. The Company shipped its third significant product Visio Professional, which provides functionality specifically for information systems and business process design, in the second quarter of fiscal 1997.

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

RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.


                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               MARCH 31,             MARCH 31,
                                          ------------------    -----------------
                                           1997        1996       1997      1996
                                          -------    -------    -------    ------
    Revenues........................       100.0%     100.0%     100.0%    100.0%
    Cost of revenues................        10.2       16.4       10.3      16.9
                                           -----      -----      -----     -----
    Gross profit....................        89.8       83.6       89.7      83.1
    Operating expenses:
      Research and development......        14.7       18.7       14.5      15.7
      Sales and marketing...........        39.6       36.0       39.5      38.6
      General and administrative....         7.7        7.5        7.5       7.6
      Acquired technology...........        28.4         --       15.7        --
                                           -----      -----      -----     -----
    Total operating expenses........        90.4       62.2       77.2      61.9
                                           -----      -----      -----     -----
    Operating income (loss).........        (0.6)      21.4       12.5      21.2
    Interest and other income, net..         3.4        2.4        2.9       2.3
                                           -----      -----      -----     -----
    Income before income taxes......         2.8       23.8       15.4      23.5
    Provision for income taxes......         0.7        7.8        4.0       7.7
                                           -----      -----      -----     -----
    Net income......................         2.1%      16.0%      11.4%     15.8%
                                           =====      =====      =====     =====

     REVENUES

     The following tables set forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.


                                      THREE MONTHS ENDED MARCH  31,
                             ------------------------------------------------
                                  1997                1996           CHANGE
                             ----------------   -----------------  ----------
                                        (DOLLARS IN THOUSANDS)
Revenues:
  Business diagramming.....  $10,790    45.8%    $10,892    75.0%     (0.9)%
  Technical drawing........    7,239    30.8       3,463    23.8     109.0 %
  Business engineering.....    5,443    23.1          --      --        --
  Other....................       64     0.3         172     1.2     (62.8)%
                             -------   -----     -------   -----
       Total revenues......  $23,536   100.0%    $14,527   100.0%     62.0 %
                             =======   =====     =======   =====


                                       SIX MONTHS ENDED MARCH  31,
                             ------------------------------------------------
                                  1997                1996           CHANGE
                             ----------------   -----------------  ----------
                                        (DOLLARS IN THOUSANDS)
Revenues:
  Business diagramming.....  $22,470    52.8%    $20,661    73.9%      8.8 %
  Technical drawing........   14,527    34.1       6,756    24.2     115.0 %
  Business engineering.....    5,443    12.8          --      --        --
  Other....................      106     0.3         527     1.9     (79.9)%
                             -------   -----     -------   -----
       Total revenues......  $42,546   100.0%    $15,880   100.0%     52.3 %
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

     Revenues for the second quarter of fiscal 1997 increased 62% over the same quarter in the prior year. Revenues for the six months ended March 31, 1997 increased 52% over the comparable prior year period. The increase in revenues for both the three- and six-month periods was due primarily to sales volume growth and secondarily to price increases. The introduction of Visio Professional in the March 1997 quarter contributed significantly to this revenue growth.

     The introduction of Visio Professional in the March 1997 quarter impacted the revenue mix within the product groups. Visio Professional, the Company's first product in the business engineering product group, contributed 23% of total revenues for the March 1997 quarter. For existing product groups, revenue growth in the technical drawing product group, was 109% and 115%, respectively, for the three- and six-month periods ended March 31, 1997 compared to the same periods in fiscal 1996. The business diagramming product group revenues declined 1% for the quarter ended March 31, 1997 as compared to the March 31, 1996 quarter, due to the strength of the Visio 4.0 upgrade in the fiscal 1996 quarter. New license units for the business diagramming product group increased 55% in the March 31, 1997 quarter over the comparable prior year quarter, while new license revenues increased 10% for the same period. The percentage increase in new license revenues was lower than the percentage increase in new license units because a larger portion of revenues in the period came from the Volume Licensing channel which has a lower average unit selling price than the other channels. Other revenues consisted primarily of sales of Visio Home and related Visio Shapes products, which represented a decreasing percentage of total revenues due to the Company's focus on business personal computer users.


     In the channels, the mix of Distribution, Direct, Volume Licensing and OEM revenues for the quarter ended March 31, 1997 was 75%, 7%, 17% and 1%, respectively, compared to 77%, 12%, 8% and 3%, respectively, for the same quarter in the prior year. On a year-to-date basis, the mix of Distribution, Direct, Volume Licensing and OEM revenues was 74%, 7%, 18% and 1%, respectively, for the six months ended March 31, 1997 compared to 75%, 14%, 8% and 3%, respectively, for the same period in the prior year. Percentage growth was most significant for the Volume Licensing channel, which grew 236% and 229% for the three- and six-month periods ended March 31, 1997, over the comparable periods in fiscal 1996, respectively. This growth represents continued investment in the volume licensing program. The percentage decrease in the Direct channel for both the three- and six-month periods was due primarily to a greater percentage of upgrade revenues coming from the Distribution channel in the fiscal 1997 periods as compared to the fiscal 1996 periods.

     Revenues in the U.S. and Canada increased 63% to $14.8 million in the second quarter of fiscal 1997 from $9.1 million in the prior year period. Revenues for the six months ended March 31, 1997 increased 43% to $25.8 million from $18.1 million in the fiscal 1996 comparable period. The increase in revenues for both the three- and six-month periods reflect the release of Visio Professional and the growth of Visio Technical revenues. International revenues increased 61% to $8.7 million in the second quarter of fiscal 1997 from $5.4 million in the prior year period. The release of Visio Professional in the quarter contributed to this growth. Revenues for the six months ended March 31, 1997 increased 69% to $16.7 million from $9.9 million in the comparable period in the prior fiscal year. For the three- and six-month periods, international revenues represented 37% and 39% of total revenues, respectively, as compared to 37% and 35%, respectively, for the comparable periods in the prior year.

     The Company intends to introduce upgraded versions of Visio, Visio Technical and Visio Professional during fiscal 1997, and, as a result, expects its revenues to increase. There can be no assurance, however, that this growth will occur or that any growth will be sufficient to offset the Company's continuing investment in new products and international markets.

     COST OF REVENUES

     The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                        MARCH 31,
                        -----------------------------------------
                             1997             1996        CHANGE
                        ---------------  ---------------  -------
                                 (DOLLARS IN THOUSANDS)
Three months ended      $2,391   10.2%   $2,384   16.4%     0.3%
Six months ended        $4,368   10.3%   $4,729   16.9%    (7.6)%

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

     The decrease in cost of revenues as a percentage of revenues for the three- and six-month periods of fiscal 1997 over the comparable periods of fiscal 1996 resulted from the increased use of lower cost CD-ROM media, increased Volume Licensing revenues which have little or no standard costs, an increase in the percentage of revenue from Visio Technical and Visio Professional which have lower standard cost as a percentage of revenue than Visio and reduced inventory write-offs. These decreases were partially offset by increased royalty costs for licensed technology including Visual Basic for Applications (VBA) from Microsoft Corporation.

     RESEARCH AND DEVELOPMENT

     The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                        MARCH 31,
                        -----------------------------------------
                             1997             1996        CHANGE
                        ---------------  ---------------  -------
                                 (DOLLARS IN THOUSANDS)
Three months ended      $3,459   14.7%   $2,720   18.7%     27.2%
Six months ended        $6,164   14.5%   $4,384   15.7%     40.6%

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

     Increases in research and development expenses in absolute terms for the three- and six-month periods ended March 31, 1997 over the corresponding periods of fiscal 1996 resulted primarily from planned additions to the Company's development organization. The decrease in research and development as a percentage of revenues for the three- and six-month periods ended March 31, 1997 over the corresponding periods of fiscal 1996 resulted primarily from the acquisition of source code and other intellectual property from Arcland, Inc. in March 1996.

     SALES AND MARKETING

     The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                        MARCH 31,
                        -----------------------------------------
                             1997             1996        CHANGE
                        ---------------  ---------------  -------
                                 (DOLLARS IN THOUSANDS)
Three months ended      $ 9,313   39.6%   $ 5,231   36.0%   78.0%
Six months ended        $16,803   39.5%   $10,778   38.6%   55.9%

     Sales and marketing expenses, which include customer service expenses, have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses was due primarily to the continued development of the domestic and international sales infrastructure. As a percentage of revenues, sales and marketing expenses increased in both the three- and six-month periods ending March 31, 1997 compared to the prior year periods, primarily due to reduced spending in the fiscal 1996 periods in marketing prior to the introduction of the Company's new marketing campaign of Visio as a solutions strategy and graphics platform.

     The Company believes substantial spending on marketing brand awareness activities and Volume Licensing sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Visio expects continued investment in marketing and sales of its products to further develop market opportunities. Accordingly, the Company expects sales and marketing expenses to increase in absolute terms over time. In addition, competitive pressures faced by the Company may have an adverse effect on its business, financial condition and results of operations.

     GENERAL AND ADMINISTRATIVE

     The following table sets forth general and administrative expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                        MARCH 31,
                        -----------------------------------------
                             1997             1996        CHANGE
                        ---------------  ---------------  -------
                                 (DOLLARS IN THOUSANDS)
Three months ended      $1,816   7.7%   $1,080   7.5%       68.2%
Six months ended        $3,182   7.5%   $2,119   7.6%       50.2%

     General and administrative expenses increased in absolute terms in both the second quarter and first six months of fiscal 1997 over the corresponding periods of fiscal 1996 primarily due to the cost of supporting the Company's expanded operations. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support revenue growth.

     ACQUIRED TECHNOLOGY

     In the March 31, 1997 quarter, the Company acquired certain assets of Boomerang Technology Inc., a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, CA. Under the terms of the agreement, the Company acquired source code and certain other assets for cash payments totaling $6.7 million. The transaction was accounted for as a purchase with the acquisition price expensed primarily as in-process acquired technology in the March 31, 1997 quarter. The Company expects this technology will be incorporated into a future product offering.

     INTEREST AND OTHER INCOME, NET

     Interest and other income includes interest income net of interest expense, foreign currency transaction gains and losses and grant income from the Industrial Development Agency of Ireland tied to employment levels in the Company's Dublin operation. Interest and other income for the second quarter of fiscal 1997 of $0.8 million increased 124% over the second quarter of fiscal 1996. Interest and other income for the six months ended March 31, 1997 of $1.2 million increased 96% over the comparable period of fiscal 1996.
The increase for both the three- and six-month periods was primarily due to increased interest income earned on cash and short-term investments. This increase was partially offset by foreign exchange losses incurred in the fiscal 1997 periods. Visio did not engage in hedging activities in the periods presented.

     INCOME TAXES

     The Company's effective income tax rate was 26% and 33% for the first half of fiscal 1997 and 1996, respectively. The lower effective tax rate for fiscal 1997 was primarily due to a greater percentage of income taxed in other jurisdictions at rates lower than the U.S. rate.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash and short-term investments totaling $65.7 million, an increase of $4.6 million from September 30, 1996. The increase in cash and short-term investments was due primarily to cash generated from operations, the exercise of employee stock options and the income tax benefits associated with those exercises. This increase was partially off-set by a $6.7 million payment related to the acquisition of technology from Boomerang Technology, Inc. Since its inception, the Company has financed its operations primarily through cash generated by its operations, as well as through sales of its Common Stock and Preferred

Stock and bank financing. The Company has a $1.0 million unsecured bank line of credit, which matures on February 28, 1998. There were no borrowings under this line at March 31, 1997.

     At March 31, 1997, the Company's principal commitments consisted primarily of leases on its headquarters facilities. The Company's capital expenditures totaled $1.7 million in the first six months of fiscal 1997. At March 31, 1997, the Company had no material commitments for capital expenditures. The Company believes that its current cash balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

     From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. On April 30, 1997, the Company purchased certain assets of Sysdraw Software Co. for $6.5 million.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 of $0.00 and $0.02 per share, respectively, and for the six months ended March 31, 1997 and March 31, 1996 of $0.03 and $0.08 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders of Visio Corporation was held on February 26, 1997. Matters voted on at the meeting and votes cast on each were as follows:

     1. To elect seven directors of the Company to serve for the ensuing year until the Company's 1998 annual meeting of shareholders and until their successors are elected and qualified.

                                   For                    Withheld
                                   ---                    --------
            J. Jaech               13,255,019               5,675
            T. Johnson             13,255,019               5,675
            T. Alberg              13,255,019               5,675
            T. Byers               13,255,019               5,675
            J. Johnston            13,255,019               5,675
            D. Mackenzie           13,255,019               5,675
            S. Oki                 13,255,019               5,675


     2. To approve the Company's 1995 Long-Term Incentive Compensation Plan, as amended and restated.

            For                    9,002,223
            Against                2,601,298
            Abstain                3,260

     3. To ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1997.

            For                    13,258,215
            Against                1,272
            Abstain                1,207

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits required by Item 601 of Regulation S-K:

                10.10 (b)  Amendment to the Loan and Security agreement between
                           Silicon Valley Bank and Visio Corporation dated February 28, 1997 .
                10.19 Asset Purchase Agreement between Visio Corporation and Boomerang Technology, Inc. dated February 21, 1997.
                11.1       Computation of Earnings Per Share.
                27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

         (b)    Reports on Form 8-K:
                None.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 12, 1997         VISIO CORPORATION


                            By:  /s/ STEVE GORDON
                            ----------------------------
                            Steve Gordon
                            ------------
                            Vice President, Finance and Operations;
                            Chief Financial Officer

                            (Principal Financial and Accounting Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                 DESCRIPTION                                      PAGE
-----------                                 -----------                                      ----

10.10 (b)      Amendment to the Loan and Security agreement between Silicon Valley
               Bank and Visio Corporation dated February 28, 1997.

10.19          Asset Purchase Agreement between Visio Corporation and Boomerang
               Technology, Inc. dated February 21, 1997.

11.1           Computation of Earnings Per Share.

27.1           Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.