Form 10-K/A
period 1996-09-30
VISIO CORP
filed 1997-05-16
CIK 946665

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-K/A-2

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

                                        Date: May 13, 1997

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

               Signature                                      Title                                   Date
               ---------                                      -----                                   ----
/s/ JEREMY A. JAECH                            President, Chief Executive Officer and Chairman of     May 13, 1997
--------------------------------------         the Board (Principal Executive Officer)
Jeremy A. Jaech

/s/ STEVE GORDON                               Chief Financial Officer, Vice President, Finance and   May 13, 1997
--------------------------------------         Operations, Assistant Secretary and Treasurer
Steve Gordon                                   (Principal Financial and Accounting Officer)

    THEODORE C. JOHNSON*                       Executive Vice President                               May 13, 1997
--------------------------------------         Director
Theodore C. Johnson

    TOM A. ALBERG*                             Director                                               May 13, 1997
--------------------------------------
Tom A. Alberg

    THOMAS H. BYERS*                           Director                                               May 13, 1997
--------------------------------------
Thomas H. Byers

                                               Director
--------------------------------------
John R. Johnston

 DOUGLAS MACKENZIE*                            Director                                               May 13, 1997
--------------------------------------
Douglas Mackenzie

    SCOTT OKI*                                 Director                                               May 13, 1997
--------------------------------------
Scott Oki

* By /s/ JEREMY A. JAECH
     ---------------------------------
     Jeremy A. Jaech, Attorney-in-fact

                              INDEX TO EXHIBITS

 NUMBER      DESCRIPTION                                                        PAGE
 ------      -----------                                                        ----

  3.1        Restated Articles of Incorporation of Visio Corporation              *
  3.2        Restated Bylaws of Visio Corporation                                 *
  4.1        Specimen Common Stock Certificate of Visio Corporation               *
 10.1        1990 Stock Option Plan                                               *
 10.2        1995 Long-Term Incentive Stock Option Plan                           *
 10.3        1995 Stock Option Plan for Nonemployee Directors                     *
 10.4        Office Lease between Visio Corporation and Sixth & Pike
             Associates, L.P. dated October 28, 1993                              *
 10.4(a)     Amendment to Office Lease between Visio Corporation and
             Sixth & Pike Associates, L.P. dated June 13, 1996                   ***
 10.5        Office Lease between Shapeware International Limited and
             Irish Airlines Pensions Limited dated March 25, 1995                 *
 10.6        Master Lease Agreement between Visio Corporation and
             Comdisco, Inc. dated February 23, 1993                               *
 10.7        Registration Rights Agreement among Visio Corporation and
             the Investors, as defined therein, dated as of April 11,
             1991, as amended                                                     *
 10.8        Warrant Agreement dated as of February 23, 1993 between Visio
             Corporation and Comdisco, Inc.                                       *
 10.9        Common Stock Purchase Warrant issued April 22, 1994 to Gary
             Gigot                                                                *
 10.10       Loan and Security Agreement between Silicon Valley Bank and
             Visio Corporation  dated January 26, 1994, as amended                *
 10.10(a)    Amendment to the Loan and Security Agreement between Silicon
             Valley Bank and Visio Corporation dated April 3, 1996                ***
 10.11       Form of Indemnification Agreement for directors and officers         *
 10.12+      Distribution Agreement dated as of December 14, 1992, as
             amended, between Visio Corporation and Merisel, Inc.                 *
 10.13+      Distributor Agreement dated as of November 2, 1992, as amended,
             between Visio Corporation and Ingram Micro, Inc.                     *
 10.14+      Reseller Agreement dated as of August 8, 1993, as amended,
             between Visio Corporation and Egghead, Inc.                          *
 10.15+      Distribution Agreement dated as of January 1, 1995, between
             Visio Corporation and ASCII Corporation                              *
 10.15(a)+   Agreement for the Amendment of Distribution Agreement dated
             January 15, 1996, between Visio Corporation and ASCII
             Corporation                                                         **
 10.16+      License Agreement dated as of July 10, 1995                          *
 10.17+      Distribution Agreement dated September 25, 1996, between
             Visio Corporation and ASCII Something Good Corporation              ++
 10.18       Office Lease between Visio International Limited and Erin
             Executor & Trustee Co. Limited dated August 20, 1996               xxxx
 11.1        Computation of Earnings Per Share
 21.1        Subsidiaries of the registrant
 23.1        Consent of Ernst & Young LLP
 24.1        Power of Attorney                                                  xxxx
 27.1        Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
             purposes only and not filed.                                       xxxxx

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

++       Filed herewith.

xxxx     Previously filed.

xxxxx    Previously submitted.

+        Confidential treatment.