Form 10-Q
period 1997-06-30
VISIO CORP
filed 1997-08-07
CIK 946665

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ____________________
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
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

                         Yes  X                No
                             ---                  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                      Shares outstanding as of July 31, 1997
    -----------------------------        --------------------------------------
    Common Stock ($.01 par value)                     14,051,138

================================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION

                                                                                                PAGE
                                                                                                ----
ITEM 1.  FINANCIAL STATEMENTS
         Balance Sheets as of June 30, 1997 and September 30, 1996............................    2

         Statements of Income for the three and nine months ended June 30, 1997 and 1996......    3

         Statements of Cash Flows for the nine months ended June 30, 1997 and 1996............    4

         Notes to Financial Statements........................................................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................................    6

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................   16

SIGNATURES....................................................................................   17

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               VISIO CORPORATION
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                JUNE  30,     SEPTEMBER 30,
                                                  1997            1996
                                               -----------    -------------
                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments                $67,369         $61,107
  Accounts receivable                              5,410           2,242
  Inventories                                        433             604
  Prepaid expenses                                 5,000           2,431
  Deferred income taxes                            5,335           1,779
                                                 -------         -------
    Total current assets                          83,547          68,163
Equipment and leasehold improvements               5,614           3,445
Other Assets                                       3,047               -
                                                 -------         -------
      Total assets                               $92,208         $71,608
                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 3,946         $ 3,525
  Accrued compensation and benefits                3,098           2,002
  Deferred Revenue                                 5,357           3,313
  Other accrued liabilities                        8,841           5,485
  Income taxes payable                             1,288           1,584
  Current portion of long-term obligations           448             326
                                                 -------         -------
    Total current liabilities                     22,978          16,235
Long-term obligations                                709             148

Shareholders' equity :
  Common stock                                    50,877          45,688
  Retained earnings                               17,644           9,537
                                                 -------         -------
    Total shareholders' equity                    68,521          55,225
                                                 -------         -------
      Total liabilities and shareholders'
       equity                                    $92,208         $71,608
                                                 =======         =======

See accompanying notes.

                               VISIO CORPORATION
                             STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                            ---------------------       ---------------------
                                             1997          1996          1997          1996
                                            -------       -------       -------       -------
Revenues                                    $25,805       $15,231       $68,351       $43,175
Cost of revenues                              2,731         2,125         7,099         6,854
                                            -------       -------       -------       -------
Gross profit                                 23,074        13,106        61,252        36,321
Operating expenses:
  Research and development                    4,175         2,138        10,339         6,522
  Sales and marketing                         9,988         5,929        26,791        16,707
  General and administrative                  1,899         1,181         5,081         3,300
  Acquired technology                         3,558            --        10,255            --
                                            -------       -------       -------       -------
    Total operating expenses                 19,620         9,248        52,466        26,529
                                            -------       -------       -------       -------
Operating income                              3,454         3,858         8,786         9,792

Interest and other income, net                  987           388         2,229         1,021
                                            -------       -------       -------       -------
Income before income taxes                    4,441         4,246        11,015        10,813
Provision for income taxes                    1,155         1,401         2,864         3,568
                                            -------       -------       -------       -------
Net Income                                  $ 3,286       $ 2,845       $ 8,151       $ 7,245
                                            =======       =======       =======       =======
Earnings per share                            $0.22         $0.19         $0.54         $0.50
                                            =======       =======       =======       =======
Shares used in computation of  earnings
  per share                                  15,270        14,944        15,134        14,447
                                            =======       =======       =======       =======

See accompanying notes.

                               VISIO CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                        JUNE 30,
                                               --------------------------
                                                 1997              1996
                                               --------          --------
                                                     (IN THOUSANDS)

CASH FLOWS FROM OPERATIONS:
  Net income                                   $  8,151          $  7,245
  Adjustments to reconcile net income to
    net cash from operations:
    Depreciation and amortization                 1,619               885
    Deferred income taxes                        (3,556)              341
    Changes:
      Accounts receivable                        (3,050)            2,311
      Inventories                                   156               732
      Prepaid expenses                           (2,596)              (23)
      Other assets                               (2,042)              179
      Accounts payable                              404            (1,267)
      Accrued compensation and benefits           1,114               793
      Deferred revenue                            2,087             1,451
      Other accrued liabilities                   3,576             1,892
      Income taxes payable                          661              (267)
                                               --------          --------
  Net cash from operations                        6,524            14,272
                                               --------          --------
CASH FLOWS USED FOR INVESTMENTS:
  Purchases of short-term investments           (21,012)          (11,661)
  Proceeds from maturities of short-term
    investments                                  10,815                 -
  Purchases of equipment and leasehold
    improvements                                 (3,795)           (1,421)
                                               --------          --------
  Net cash used for investments                 (13,992)          (13,082)
                                               --------          --------
CASH FLOWS FROM FINANCING:
  Proceeds from initial public offering               -            35,680
  Issuance of common stock                        4,245             1,168
  Payments on long-term obligations                (465)             (241)
                                               --------          --------
  Net cash from financing                         3,780            36,607
                                               --------          --------

Net increase in cash and cash
  equivalents                                    (3,688)           37,797
Effect of exchange rate changes on cash            (310)               (1)
Cash and cash equivalents, beginning             42,506             7,063
                                               --------          --------
Cash and cash equivalents, end                   38,508            44,859
Short-term investments                           28,861            11,661
                                               --------          --------
Cash and short-term investments                $ 67,369          $ 56,520
                                               ========          ========


See accompanying notes.

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The consolidated financial statements of Visio Corporation ("Visio" or the "Company") at June 30, 1997 and for the three-and nine-month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of only normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996 included in Visio's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

          Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended June 30, 1997, September 30, 1996 and June 30, 1996 reflect amounts as of and for the periods ended June 27, 1997, September 27, 1996 and June 28, 1996, respectively.

          Inventories

          Inventories are stated at the lower of cost or market and consist of the following:

                                 June 30,      September 30,
                                   1997            1996
                                       (in thousands)
Raw Materials                      $160             $189
Finished Goods                      273              415
                                   ----             ----
                                   $433             $604
                                   ====             ====

          Acquired Technology

          In March 1997, the Company acquired certain assets of Boomerang Technology Inc., a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, CA. Under the terms of the agreement, the Company acquired source code and certain other assets for cash payments totaling $6.7 million. Visio accounted for the acquisition as a purchase with the entire purchase price allocated to acquired technology. The purchase price was allocated to acquired technology as determined through known valuation techniques in the software industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative commercial use had been identified.

          In May 1997, the Company acquired certain assets of Freedom Solutions Group, Inc. d.b.a. Sysdraw Software Company ("Sysdraw Software Company"), a privately held network design and documentation solutions provider and developer of SysDraw - The Network Illustrator and Sysdraw Shapes designed for Visio software products, located in Lombard, IL. Under the terms of the agreement, Visio acquired technology including the world's largest library of network diagramming shapes, an operating organization for creating new network diagramming shapes and solutions and certain other technology and assets for $5.5 million in cash and through the issuance of a $1 million note payable. In addition to the purchase price,

Visio incurred approximately $0.3 million in related acquisition costs. Visio is required to pay up to $1.5 million of additional consideration if revenues of the acquired products meet certain performance goals within the next three years.

          Visio accounted for the acquisition as a purchase with approximately $3.6 million of the purchase price and related acquisition costs allocated to acquired technology and $3.2 million allocated to capitalized technology. The determination of the amounts allocated was based on known valuation techniques in the software industry. The amount allocated to acquired technology was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. The amount allocated to capitalized technology which was determined to have achieved technological feasibility is recorded in Other Assets and will be amortized on a straight-line basis over five years.


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

          Subsequent Events

          On July 23, 1997, the Company's Board of Directors approved a two-for-one stock split, effective August 8, 1997. Share and per share amounts have not been restated in this Quarterly Report on Form 10-Q to reflect the pending stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Visio, which commenced operations in September 1990, is a leading supplier of drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio(R) brand. The Company's primary products are Visio, Visio Technical and Visio Professional. The Company's first product Visio, which initially shipped in November 1992, enables business and technical users to create drawings and diagrams using a "drag and drop" approach. The Company shipped Visio Technical and Visio Professional in December 1994 and January 1997, respectively. Visio Technical is targeted at the technical drawing market and provides functionality and content for two dimensional schematics such as electrical diagrams and space plans among others. Visio Professional provides functionality specifically for information systems designs as well as business process diagrams.

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

          The Company has invested heavily in the development of its core graphics technology, new product introductions, Visio brand awareness and its worldwide infrastructure. These investments are part of the Company's strategy for growth and are consistent with its mission to become the single standard for creating, storing and exchanging drawings and diagrams in business. Although the Company believes that these investments have established a foundation for the worldwide expansion of its business, they have also significantly affected the Company's historical profitability. There can be no assurance that the Company's revenue growth will be sufficient in future periods to maintain its profitability as the Company continues to make such investments.




- - - - - - - - - - -
VISIO is a registered trademark of Visio Corporation.

          When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include but are not limited to fluctuations in quarterly performance, dependence on other products, including Microsoft Windows, competition in the business drawing and diagramming software market, timing and customer acceptance of new products, the Company's ability to manage growth and integrate technology, potential changes in licensing and marketing methods and changes in general economic conditions. Additional information concerning these and other risks is described in the "Certain Risk Factors that may Impact Future Results of Operations" section of the Company's Form 10-K for the fiscal year ended September 30, 1996, and, from time to time, in other reports filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

          The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                            ------------------      -----------------
                                            1997        1996        1997        1996
                                            -----       -----       -----       -----
  Revenues                                  100.0%      100.0%      100.0%      100.0%
  Cost of revenues                           10.6        14.0        10.4        15.9
                                            -----       -----       -----       -----
  Gross profit                               89.4        86.0        89.6        84.1
  Operating expenses:
    Research and development                 16.2        14.0        15.1        15.1
    Sales and marketing                      38.7        38.9        39.2        38.7
    General and administrative                7.3         7.8         7.4         7.6
    Acquired technology                      13.8          --        15.0          --
                                            -----       -----       -----       -----
  Total operating expenses                   76.0        60.7        76.7        61.4
                                            -----       -----       -----       -----
  Operating income (loss)                    13.4        25.3        12.9        22.7
  Interest and other income, net              3.8         2.6         3.2         2.4
                                            -----       -----       -----       -----
  Income before income taxes                 17.2        27.9        16.1        25.1
  Provision for income taxes                  4.5         9.2         4.2         8.3
                                            -----       -----       -----       -----
  Net income                                 12.7%       18.7%       11.9%       16.8%
                                            =====       =====       =====       =====

REVENUES

          The following tables set forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                            THREE MONTHS ENDED JUNE 30,
                                 ------------------------------------------------
                                       1997                 1996          CHANGE
                                 ----------------     ----------------    -------
                                              (DOLLARS IN THOUSANDS)
  Revenues:
    Business diagramming         $11,125    43.1%     $10,360    68.0%      7.4 %
    Technical drawing              7,309    28.3        4,754    31.2      53.7 %
    Business engineering           7,332    28.4           --      --        --
    Other                             39     0.2          117     0.8     (66.7)%
                                 -------   -----      -------   -----
      Total revenues             $25,805   100.0%     $15,231   100.0%     69.4 %
                                 =======   =====      =======   =====

                                             NINE MONTHS ENDED JUNE 30,
                                 ------------------------------------------------
                                         1997                1996          CHANGE
                                  ----------------     ----------------    -------
                                             (DOLLARS IN THOUSANDS)
  Revenues:
    Business diagramming         $33,595    49.2%     $31,021    71.8%      8.3 %
    Technical drawing             21,836    31.9       11,510    26.7      89.7 %
    Business engineering          12,775    18.7           --      --        --
    Other                            145     0.2          644     1.5     (77.5)%
                                 -------   -----      -------   -----
      Total revenues             $68,351   100.0%     $43,175   100.0%     58.3 %
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

          Revenues for the third quarter of fiscal 1997 increased 69% over the same quarter in the prior year. Revenues for the nine months ended June 30, 1997 increased 58% over the comparable prior-year period. The increase in revenues for both the three- and nine-month periods was due primarily to sales volume growth across product groups, distribution channels and geographic regions. The introduction of Visio Professional in the second quarter of fiscal 1997 contributed significantly to this revenue growth for the three- and nine-month periods.

          The introduction of Visio Professional in the second quarter of fiscal 1997 impacted the revenue mix within the product groups for both the three- and nine-month periods ended June 30, 1997. Visio Professional, the Company's first product in the business engineering product group, contributed 28% and 19% of total revenues for the three- and nine-month periods ended June 30, 1997, respectively. For existing product groups, revenue growth in the technical drawing product group, was 54% and 90%, respectively, for the three- and nine-month periods ended June 30, 1997 compared to the same periods in fiscal 1996. The business diagramming product group revenues increased 7% and 8% for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in fiscal 1996. The Company believes that the percentage growth in both the business diagramming and technical drawing product groups have been impacted by cannibalization from Visio Professional. The Company believes that customers who may otherwise have purchased Visio or Visio Technical are choosing Visio Professional for it's added features and content. The Company believes the revenue percentage growth in the September 1997 quarter for the business diagramming product group will improve due to the release of the version 5.0 upgrade of Visio, it's first upgrade in approximately two years. The Company intends to introduce upgraded versions of Visio, Visio Technical and Visio Professional in the fourth quarter of fiscal 1997. Other revenues consisted primarily of sales of Visio Home and related Visio Shapes products, which represented a decreasing percentage of total revenues due to the Company's focus on business personal computer users.

                       THREE MONTHS ENDED         NINE MONTHS ENDED
                            JUNE 30,                   JUNE 30,
                       ------------------         -----------------
                       1997        1996           1997        1996
                       ----        ----           ----        ----
Revenues:
 Distribution            75%         75%             74%         75%
 Direct                   6           7               7          12
 Volume licensing        18          11              18           9
 OEM                      1           7               1           4
                       ----        ----            ----        ----
 Total revenues         100%        100%            100%        100%
                       ====        ====            ====        ====

          Percentage growth was most significant for the Volume Licensing channel, which grew 185% and 210% for the three- and nine-month periods ended June 30, 1997, over the comparable periods in fiscal 1996, respectively. This growth represents continued investment in the corporate volume licensing program. The percentage decrease in the Direct channel for both the three- and nine-month periods was due primarily to a greater percentage of upgrade revenues coming from the Distribution channel in the fiscal 1997 periods as compared to the fiscal 1996 periods.

                                            THREE MONTHS ENDED JUNE 30,
                                 -------------------------------------------------
                                       1997                  1996           CHANGE
                                 ---------------      -----------------     ------
                                                (DOLLARS IN THOUSANDS)
Revenues:
 North America                   $17,039    66.0%     $ 9,177     60.3%     85.7%
                                 -------   -----      -------    -----
 Europe                            5,533    21.5        3,447     22.6      60.5%
 Rest of world                     3,233    12.5        2,607     17.1      24.0%
                                 -------   -----      -------    -----
       Total international         8,766    34.0        6,054     39.7      44.8%
                                 -------   -----      -------    -----

       Total revenues            $25,805   100.0%     $15,231    100.0%     69.4%
                                 =======   =====      =======    =====

                                            NINE MONTHS ENDED JUNE 30,
                                 --------------------------------------------------
                                       1997                 1996            CHANGE
                                 ---------------     -----------------      ------
                                              (DOLLARS IN THOUSANDS)
Revenues:
 North America                   $42,841    62.7%     $27,240     63.1%     57.3%
                                 -------   -----      -------    -----
 Europe                           15,756    23.0       10,546     24.4      49.4%
 Rest of world                     9,754    14.3        5,389     12.5      81.0%
                                 -------   -----      -------    -----
      Total international         25,510    37.3       15,935     36.9      60.1%
                                 -------   -----      -------    -----

      Total revenues             $68,351   100.0%     $43,175    100.0%     58.3%
                                 =======   =====      =======    =====

          Revenues in the U.S. and Canada increased 86% to $17.0 million in the third quarter of fiscal 1997 from $9.2 million in the prior year period. Revenues for the nine months ended June 30, 1997 increased 57% to $42.8 million from $27.2 million in the fiscal 1996 comparable period. The increase in revenues for both the three- and nine-month periods reflects the release of Visio Professional and the growth of Visio Technical revenues. International revenues increased 45% to $8.8 million in the third quarter of fiscal 1997 from $6.1 million in the prior year period. The release of Visio Professional in the second quarter of fiscal 1997 contributed to this growth. Revenues for the nine months ended June 30, 1997 increased 60% to $25.5 million from $15.9 million in the comparable period in the prior fiscal year. For the three- and nine-month periods, international revenues represented 34% and 37% of total revenues, respectively, as compared to 40% and 37%, respectively, for the comparable periods in the prior year. The percentage decrease in international revenues as a percent of total revenues for the quarter ended June 30, 1997 was due primarily to the significant contribution of Visio Professional, which was released in English and German versions only. Consequently, Visio Professional international revenues were 26% of total Visio Professional revenues while all other product group's averaged 37% international revenues.

          COST OF REVENUES

          The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                         JUNE 30,
                        ------------------------------------------
                              1997             1996         CHANGE
                        --------------   --------------     ------
                                   (DOLLARS IN THOUSANDS)
Three months ended      $2,731   10.6%   $2,125   14.0%     28.5%
Nine months ended       $7,099   10.4%   $6,854   15.9%      3.6%

          Cost of revenues varies with the mix of Distribution, Direct, Volume Licensing and OEM revenues due to relative variations in the standard costs associated with each revenue category, and with fluctuations in period costs. Standard costs consist primarily of documentation, packaging, media duplication, assembly and material management costs. Period costs consist primarily of technical support, production management, freight and fulfillment, certain royalties, standard material variances and inventory valuation adjustments.

          Standard costs associated with each revenue category are primarily determined by the amount of packaged product delivered in that revenue category. Accordingly, most of the Company's standard costs are associated with Distribution and Direct revenues, most of which are derived from sales of packaged products. Volume Licensing revenues have the lowest standard cost because they generally do not include any significant amount of packaged goods.

          The decrease in cost of revenues as a percentage of revenues for the three- and nine-month periods of fiscal 1997 over the comparable periods of fiscal 1996 resulted from the increased use of lower cost CD-ROM media, increased Volume Licensing revenues which have little or no standard costs, an increase in the percentage of revenue from Visio Technical and Visio Professional which have lower standard cost as a percentage of revenue than Visio and reduced inventory write-offs. These decreases were partially offset by increased royalty costs for licensed technology including Visual Basic for Applications (VBA) from Microsoft Corporation.

          RESEARCH AND DEVELOPMENT

          The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                        JUNE  30,
                        ------------------------------------------
                               1997            1996         CHANGE
                        ---------------   --------------    ------
                                    (DOLLARS IN THOUSANDS)
Three months ended      $ 4,175   16.2%   $2,138   14.0%     95.3%
Nine months ended       $10,339   15.1%   $6,522   15.1%     58.5%

          Research and development expenses consist primarily of personnel, contract services, occupancy and equipment costs required to conduct the Company's product development efforts. Product development includes product engineering, documentation development, localization, usability testing, quality assurance and advanced research and development costs. Contract localization costs and lump sum payments for technology such as file converters are capitalized and amortized to development over the lesser of the useful life or 12 months. Research and development expenses are charged to operations as incurred. Generally accepted accounting principles requiring capitalization of certain software development costs subsequent to the establishment of technological feasibility are not applicable because these costs have historically been immaterial.

          Increases in research and development expenses in absolute terms for the three-and nine-month periods ended June 30, 1997 over the corresponding periods of fiscal 1996 resulted primarily from planned additions to the Company's development organization. The increase in research and development as a percentage of revenues for the three month period ended June 30, 1997 over the corresponding period of fiscal 1996 resulted primarily from the costs associated with developing the version 5.0 upgrades of Visio, Visio Technical and Visio Professional and continuing development of the technology acquired from Boomerang Technology Inc. in the March 1997 quarter.

     SALES AND MARKETING

          The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                          JUNE 30,
                        -------------------------------------------
                              1997              1996         CHANGE
                        ---------------   ---------------    ------
                                   (DOLLARS IN THOUSANDS)
Three months ended      $ 9,988   38.7%   $ 5,929   38.9%     68.5%
Nine months ended       $26,791   39.2%   $16,707   38.7%     60.4%

          Sales and marketing expenses, which include customer service expenses, have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in absolute terms was due primarily to the continued development of the domestic and international sales infrastructure and costs associated with marketing the Visio brand. As the Company is attempting to grow expense at a rate consistent with its growth of revenues, sales and marketing expenses as a percentage of revenues were relatively comparable for both the three- and nine-month periods ended June 30, 1997 and June 30, 1996.

          The Company believes substantial spending on marketing brand awareness activities and Volume Licensing sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Visio expects continued investment in marketing and sales of its products to further develop market opportunities and increase it's Volume Licensing sales staffing. Accordingly, the Company expects sales and marketing expenses to increase in absolute terms over time. In addition, competitive pressures faced by the Company may have an adverse effect on its business, financial condition and results of operations.

     GENERAL AND ADMINISTRATIVE

          The following table sets forth general and administrative expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                        JUNE 30,
                        ------------------------------------------
                              1997             1996         CHANGE
                        --------------    -------------     ------
                                    (DOLLARS IN THOUSANDS)
Three months ended      $1,899    7.3%    $1,181   7.8%     60.8%
Nine months ended       $5,081    7.4%    $3,300   7.6%     54.0%

          General and administrative expenses increased in absolute terms in both the third quarter and first nine months of fiscal 1997 over the corresponding periods of fiscal 1996 primarily due to the cost of supporting the Company's expanded operations. The Company expects to show increased general and administrative expenses in absolute terms in future periods to cover its cost of building the infrastructure to support expected revenue growth.

     ACQUIRED TECHNOLOGY

          In the March 31, 1997 quarter, the Company acquired certain assets of Boomerang Technology Inc., a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, CA. Under the terms of the agreement, the Company acquired source code and certain other assets for cash payments totaling $6.7 million. Visio accounted for the acquisition as a purchase with the entire purchase price allocated to acquired technology. The purchase price was allocated to acquired technology as determined through known valuation techniques in the software industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. The Company expects this technology will be incorporated into a future product offering.

          In the June 30, 1997 quarter, the Company acquired certain assets of Sysdraw Software Company, a privately held network design and documentation solutions provider and developer of SysDraw - The Network Illustrator and Sysdraw Shapes designed for Visio software products, located in Lombard, IL. Under the terms of the agreement, Visio acquired technology including the world's largest library of network diagramming shapes, an operating organization for creating new network diagramming shapes and solutions and certain other technology and assets for $5.5 million in cash and through the issuance of a $1 million note payable. In addition to the purchase price, Visio incurred approximately $0.3 million in related acquisition costs. Visio is required to pay up to $1.5 million of additional consideration if revenues of the acquired products meet certain performance goals within the next three years.

          Visio accounted for the acquisition as a purchase with approximately $3.6 million of the purchase price and related acquisition costs allocated to acquired technology and $3.2 million allocated to capitalized technology. The determination of the amounts allocated was based on known valuation techniques in the software industry. The amount allocated to acquired technology was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. The amount allocated to capitalized technology which was determined to have achieved technological feasibility is recorded in Other Assets and will be amortized on a straight-line basis over five years.

     INTEREST AND OTHER INCOME, NET

          Interest and other income includes interest income net of interest expense, foreign currency transaction gains and losses and grant income from the Industrial Development Agency of Ireland tied to employment levels in the Company's Dublin operation. Interest and other income for the third quarter of fiscal 1997 of $1.0 million increased 154% over the third quarter of fiscal 1996. Interest and other income for the nine months ended June 30, 1997 of $2.2 million increased 118% over the comparable period of fiscal 1996. The increase for both the three-and nine-month periods was primarily due to increased interest income earned on cash and short-term investments. This increase is due to increased yields on investments as well as higher cash and short-term investments balances. For the nine-month period, this increase was partially offset by foreign exchange losses incurred in fiscal 1997. Visio commenced hedging activities in the June 1997 period.

     INCOME TAXES

          The Company's effective income tax rate was 26% and 33% for the first nine months of fiscal 1997 and 1996, respectively. The lower effective tax rate for the nine moths ended June 30, 1997 was primarily due to a greater percentage of income taxed in other jurisdictions at rates lower than the U.S. rate.

     LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1997, the Company had cash and short-term investments totaling $67.4 million, an increase of $6.3 million from September 30, 1996.
The increase in cash and short-term investments was due primarily to cash generated from operations, the exercise of employee stock options and the income tax benefits associated with those exercises. This increase was partially offset by a $6.7 million payment related to the acquisition of technology from Boomerang Technology, Inc in the March 1997 quarter and a $5.5 million payment related to the acquisition of assets from Sysdraw Software Company in the June 1997 quarter. Since its inception, the Company has financed its operations primarily through cash generated by its operations, as well as through sales of its Common Stock and Preferred Stock and bank financing. The Company has a $1.0 million unsecured bank line of credit, which matures on February 28, 1998. There were no borrowings under this line at June 30, 1997.

          At June 30, 1997, the Company's principal commitments consisted primarily of leases on its headquarters facilities. The Company's capital expenditures totaled $3.8 million in the first nine months of fiscal 1997. At June 30, 1997, the Company had no material commitments for capital expenditures. The Company believes that its current cash balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months as well as any requirements for contingent consideration due to Sysdraw Software Company related to the acquisition noted above.

          From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At June 30, 1997, the Company had no material agreements or commitments with respect to any such transaction.

     RECENTLY ISSUED ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and June 30, 1996 of $0.02 and $0.02 per share, respectively, and for the nine months ended June 30, 1997 and June 30, 1996 of $0.05 and $0.06 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K:

             10.20 Asset Purchase Agreement between Visio Corporation and SysDraw Software Company dated May 1, 1997.

             11.1   Computation of Earnings Per Share.

             27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

         (b) Reports on Form 8-K:
             None.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 7, 1997                   VISIO CORPORATION


                                        By:  /s/ STEVE GORDON
                                           ----------------------
                                        Steve Gordon
                                        Vice President, Finance and Operations;
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

  EXHIBIT NO.                  DESCRIPTION                             PAGE
  -----------                  -----------                             ----

    10.20 Asset Purchase Agreement between Visio Corporation and SysDraw Software Company dated May 1, 1997.

    11.1       Computation of Earnings Per Share.

    27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange
               Commission for information purposes only and not filed.