Form 10-K405
period 1997-09-30
VISIO CORP
filed 1997-12-24
CIK 946665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ____________________

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997

                                       OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 28, 1997 as reported on the Nasdaq National Market, was approximately $37.625. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 28, 1997, there were 28,295,989 shares outstanding of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on February 25, 1998 are incorporated by reference in Part III of this Form 10-K.



Visio, SmartShapes, IntelliCAD and Visio Solutions Library are either registered trademarks or trademarks of Visio Corporation in the United States and/or other countries. All other trademarks, trade names or company names referenced herein are used for identification only and are the property of their respective owners.

                               VISIO CORPORATION

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                     PART I

                                                              PAGE
                                                              ----
Item 1. Business.............................................   4
Item 2. Properties...........................................  11
Item 3. Legal Proceedings....................................  11
Item 4. Submission of Matters to a Vote of Security Holders..  11

                                    PART II

Item 5. Market for the Registrant's Common Equity and
        Related Shareholder Matters..........................  12
Item 6. Selected Financial Data..............................  12
Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........  13
Item 8. Financial Statements and Supplementary Data..........  22
Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure...............  22

                                    PART III

Item 10. Directors and Executive Officers of the Registrant... 40
Item 11. Executive Compensation............................... 40
Item 12. Security Ownership of Certain
         Beneficial Owners and Management..................... 40
Item 13. Certain Relationships and Related Transactions....... 40

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K.............................. 41
Signatures.................................................... 44

                                     PART I

ITEM 1.    BUSINESS

FORWARD LOOKING STATEMENTS

Except for the historical information contained in this Annual Report, the matters discussed herein, particularly those identified with the words "expects," "believes," "anticipates" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors known to them at the time of such statements. Such forward-looking statements are subject to certain risks and uncertainties, including without limitation those set forth under "Certain Risk Factors That May Impact Future Results of Operations" contained in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated. Such factors should be carefully considered when evaluating the Company's business and prospects, and the forward-looking information provided by Visio pursuant to the safe harbor provisions established by recent securities legislation. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

GENERAL

Visio Corporation ("Visio" or the "Company") is a leading supplier of business drawing and diagramming software. Visio(R) software, introduced in 1992, enables business and technical users to create drawings and diagrams using a "drag and drop" approach. Customers use the Company's software for creating drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs. Visio's flexible product architecture and powerful graphics engine allow organizations to standardize on a single, easy-to-use product that meets a broad range of business drawing and diagramming needs, and thereby realize savings on purchasing, training and support. The Company's mission is to become the single standard for creating, storing and exchanging drawings and diagrams in business.

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

THE VISIO SOLUTION

To address the limitations of existing drawing and diagramming software, the Company introduced Visio in November 1992. The Company's primary products, Visio Standard, Visio Technical and Visio Professional, offer users solutions based on a single, easy-to-use technology for a wide variety of drawing and diagramming needs, while add-on products provide users with additional functionality and shapes for particular applications.

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

The Visio graphics engine employs Microsoft Windows and ActiveX technology to embed Visio drawings and diagrams into other documents, link documents and incorporate information from other sources into Visio drawings and diagrams. Visio utilizes an open architecture that is easily extensible and customizable in order to facilitate and encourage the development of specific solutions by both end users and third-party solution providers and to enable the Company to expand its products to address new markets.

The Company believes that its software is expanding the market for drawing and diagramming software. Visio replaces hand-drawing and single-use products and moves drawing and diagramming out of the specialist art and drafting departments and onto the desktops of general users throughout business enterprises. The Company's software allows users of Visio Standard, Visio Technical and Visio Professional to share files created with any other Visio product and permits users trained in one product to easily move to another. Most importantly, Visio software enables organizations to realize purchasing, training and support savings by standardizing on a common technology that addresses a wide variety of drawing and diagramming needs.

VISIO'S STRATEGY

Visio's mission is to become the single standard for creating, storing and exchanging drawings and diagrams in business. By becoming the standard, the Company believes it can introduce new users to electronic drawing and diagramming and thereby expand the market for its products. The Company's strategy to achieve this objective includes the following elements:

 .  Focus on Business Users. The Company has focused on personal computer-based
   -----------------------
drawing and diagramming for business enterprises such as large corporations, consulting firms and governmental entities. The Company targets enterprises that create durable drawings, share those drawings in electronic form across organizational functions and departments and create custom solutions for specific drawing needs. The Company believes these enterprises are more likely to standardize on a single product and provide the best opportunity for the Company to embed its products broadly within an organization. The Company offers these entities a variety of volume licensing arrangements that encourage wide use of, and standardization on, its products.

 .  Maintain Leading Technology and Extend Product Line. The Company's strategy
   ---------------------------------------------------
is to maintain and improve the flexibility and extensibility of its graphics engine and increase the ease-of-use and functionality of its products. The Company will continue to expand its product lines to address market segments where the value of drawings is high and is exploring complementary products. In August 1997, the Company released Visio Maps, a desktop mapping software product that allows users to create, share and distribute high-quality, data-rich maps quickly and easily, and in August 1997, the Company released Visio Network Equipment, an add-on solution for the design and documentation of local, wide area and telecommunications networks. Also, in August 1997, the Company announced an upgrade to its core products, Visio Standard, Visio Technical and Visio Professional. IntelliCAD(R), the Company's new Autodesk AutoCAD-compatible software product, is scheduled to be released in the first calendar quarter of 1998.

 .  Expand Use of Visio as a Platform. Building on Visio's open architecture and
   ---------------------------------
ease of customization, the Company seeks to develop relationships with third-party solution providers, system integrators, corporate in-house developers, consultants and other software developers who can create specific content for Visio products. Additional content may include new shapes and automated routines that provide solutions to specific industries or businesses. The Company has established the Visio Solutions Library/TM/ which includes solutions, add-ons and content developed by Visio and by Visio's business partners with market expertise in core industries. The Visio Solutions Library will complement Visio's existing products by providing users the tools to accomplish specific business tasks and optimize enterprise standardization on Visio. The Company has established a developer training program which offers a foundation of knowledge for companies and individuals to employ Visio graphics technology to meet a broad range of business needs critical to their business.

 .  Focus on Microsoft Windows and the Microsoft Strategy. The Company develops
   -----------------------------------------------------
products primarily for the Windows environment and has historically worked closely with Microsoft to more fully utilize the capabilities of Windows technology. The Company believes that Microsoft's strategies for expansion of the Windows market will ultimately provide a broad market opportunity for Visio products. The Company intends to continue to work closely with Microsoft to gain access to new Windows technology and exploit it fully in Visio products. The Visio license agreement with Microsoft to incorporate Visual Basic for Applications (VBA) into Visio products illustrates the Company's strategy to maintain its position as a key developer of products for Windows.

 .  Expand International Markets. The Company distributes the Visio product line
   ----------------------------
in nine languages and in more than 40 countries around the world. International revenues represented approximately 36% and 37% of the Company's revenues in fiscal 1997 and 1996, respectively. The Company plans to continue to expand the number of its products distributed in international markets, the number of languages in which the products are offered and its sales and marketing offices and distribution networks within those markets.

 .  Separate Product Teams. In September 1996, the Company reorganized its
   ----------------------
internal marketing and development organizations into product teams centering on its key product groups. The Company believes this approach creates greater synergy between marketing and development, clearer focus on market needs and greater accountability to the success of a product.

PRODUCTS

The Company currently sells three core software products, Visio Standard, Visio Technical, and Visio Professional together with add-on software products. These products offer solutions to a wide variety of drawing and diagramming needs based on a single, easy-to-use technology. The Company designs its product features to be intuitive, enabling even occasional users to draw and diagram efficiently. The Company's products integrate well with other desktop applications and can be easily customized to meet individual needs.

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

VISIO STANDARD

The Company's leading product, Visio Standard was first shipped in November 1992. Visio Standard enables general business personal computer users to create a wide variety of diagrams. Many of Visio's features are designed to optimize its ease of use. Visio Standard also includes wizards for organization charts, time lines and page layouts that automatically generate diagrams based on the data the user provides and the user's formatting preferences. In addition to enabling users to easily create diagrams, Visio Standard also includes features to enhance the information content of diagrams. Visio Standard users can link diagrams to databases and associate nongraphical data with shapes within a diagram. Some of the diagrams that can be created with Visio Standard include:

       Flowcharts                              Organization Charts
       Timelines                               Block Diagrams
       Geographic Maps                         Marketing Charts

The Company released Visio Standard 5.0 in August 1997. Visio Standard 5.0 is the foundation of the 5.0 product family. It addresses the needs of typical business users who can use Visio diagrams to present complex concepts quickly and make day-to-day communications more powerful and effective. Users can now communicate ideas more efficiently using Visio Standard's 75 new marketing shapes, 175 advanced flowcharting shapes, and a dynamic timeline solution that imports from and exports to Microsoft Project. In addition, the product now includes ODBC database connectivity as well as improved wizards for creating organizational charts and reporting on the contents of a drawing. New to Visio Standard 5.0 is the inclusion of a complete Microsoft Visual Basic, Applications Edition (VBA) programming environment. Visio Standard 5.0 combines a variety of task-specific connectors into a smart dynamic-routing connector that responds immediately to design changes and shape movement. Version 5.0 also offers line jumps, custom line types, fill patterns and line ends. Visio users can now import and export Microsoft's Enhanced Metafile graphics format, as well as Corel Corp.'s CorelDRAW 7 files. Visio Standard 5.0 has an estimated street price (average purchase price paid by end users) of $149.

VISIO TECHNICAL

Visio Technical is designed for technical professionals such as drafters, engineers and architects. It offers all the features and capabilities of Visio Standard, plus shapes and capabilities necessary to create professional-quality technical drawings. Visio Technical enables users to efficiently create two-dimensional drawings and technical schematics without the long learning curve normally associated with CAD software. Visio Technical users can easily share technical drawings with other Windows applications, and can create intelligent drawings by linking them to databases. Visio Technical includes more than 2,000 industry-specific SmartShapes objects. Some of the drawings that can be created with Visio Technical include:

       Space Planning                          Facilities Management
       Electrical Schematics                   Construction Drawings
       Mechanical Engineering                  Heating, Ventilation
                                                and Air Conditioning

The Company released Visio Technical 5.0 in August 1997. Visio Technical 5.0 is a superset of Visio Standard 5.0, including all improvements and new content found in Visio Standard 5.0 as well as additional technical content and features designed to help users create and share 2-D technical drawings and schematics. In addition to its 2,000 industry-specific technical shapes, Visio Technical 5.0 includes more than 350 new SmartShapes symbols for facilities management, HVAC, controls and building automation, process plant design, and mechanical engineering. New add-ons that automate the creation of technical drawing elements include a Valve Builder for fluid power applications, a Netlist Generator for electrical engineering simulation, and an Area Analysis tool for facilities management. Visio Technical 5.0's drafting capabilities have also been improved by the addition of new Move and Offset commands, dynamic page resizing, and the ability to rotate the drawing page. In addition to producing technical schematics and space plans, Visio Technical is ideal for use in annotating CAD drawings and producing technical documentation. Enhanced Autodesk AutoCAD file compatibility in Visio Technical 5.0 includes the display of DWG/DXF files using a new embedded display component inside a Visio drawing. This DWG object gives users control over scale and the display of named views and individual layers. Visio Technical 5.0 has an estimated street price of $349.

VISIO PROFESSIONAL

Visio Professional is a complete diagramming tool for information technology professionals such as LAN managers, database analysts, software developers and web masters as well as business process professionals. The Company released Visio Professional 5.0 in August 1997. Visio Professional 5.0, a superset of Visio Standard 5.0, incorporates all Visio Standard 5.0's new capabilities and content as well as new features specific to IS/IT and business process management professionals. Visio Professional customers typically rely on the product to document networks, diagram software architecture, map and design database structures, and use it as a tool for business process management initiatives. Expanding on the comprehensive collection of wizards, add-ons and more than 1,000 IT-specific SmartShapes symbols in Visio Professional 4.5, version 5.0 includes over 350 new vendor-specific networking device shapes from 3Com Corp., Bay Networks Inc., Cabletron Systems Inc., Cisco Systems Inc. and Hewlett-Packard Co. Visio Professional 5.0 also features new shapes and functionality for software documentation using the unified modeling language
(UML) and database design using the Bachman and object role modeling (ORM) data modeling languages. Further, Visio Professional 5.0 includes support for Microsoft Repository, providing a way to store and exchange models described using UML and make them accessible to users of higher-end visual modeling and
CASE tools.   Visio Professional 5.0  has an estimated street price of $349.

INTELLICAD

IntelliCAD, the Company's new Autodesk AutoCAD-compatible software product, is scheduled to be released in the first calendar quarter of 1998. By utilizing a distinct engine and employing DWG as its native file format, IntelliCAD software seamlessly supports the vast number of legacy drawings created by CAD operators over the years with Autodesk AutoCAD, the dominant PC-based CAD application. IntelliCAD allows users to "round-trip" AutoCAD-generated DWG files without data loss, including the new entities introduced in the latest version of AutoCAD, Release 14. IntelliCAD also supports the same key customization features that have distinguished AutoCAD in the marketplace. These features include full support for the AutoLISP macro language, AutoCAD custom menus and dialog boxes, and the Autodesk Development System (ADS) API, used by third-party software developers to create applications that run on AutoCAD. While maintaining compatibility with legacy data and applications, IntelliCAD software also includes innovative features that enhance and extend the AutoCAD work environment. These enhancements include a full, event-driven implementation of Microsoft Visual Basic, Applications Edition (VBA), a Drawing Explorer for intuitively managing drawing layers, line types and blocks, a visual menu editor for easy customization of AutoCAD-compatible menu structures, and a drag-and-drop button bar editor that easily creates horizontal fly-out structures on toolbars. IntelliCAD supports a feature frequently requested but still not available in AutoCAD -- a multiple document interface (MDI) that permits the simultaneous editing of multiple drawings. This feature also allows IntelliCAD users to cut, copy and paste drawing entities between windows.

OTHER PRODUCTS

In addition to Visio Standard, Visio Technical and Visio Professional, the Company also offers Visio Maps, a desktop mapping software product that allows users to create, share and distribute high-quality, data-rich maps quickly and easily, Visio Network Equipment, an add-on solution for the design and documentation of local, wide area and telecommunications networks, Visio Business Modeler, an add-on designed to expedite implementations of the SAP(R) R/3 system and Visio Shapes, a line of add-on stencil products. These products supplement Visio Standard, Visio Technical and Visio Professional by extending the number and types of drawings available for job-specific drawing needs.

The Company has from time to time offered special versions of its products for specific applications. For example, the Company offers Visio Express, a version of Visio Standard that contains a reduced feature set, for inclusion in certain OEM arrangements.

SALES, MARKETING AND DISTRIBUTION

Visio's marketing efforts were initially directed at creating a new product category - drawing and diagramming software for general business users. Those marketing efforts were directed at individual end users who purchased the Company's products through standard retail software distribution channels. As the need for drawing and diagramming software for general business users has been recognized, the Company has refocused its marketing efforts on strengthening Visio brand name recognition to facilitate the introduction of additional Visio-branded products and on expanding its distribution channels.
In addition, the Company is increasingly focusing its sales and marketing efforts on volume licensing arrangements with large accounts. As a result of this effort, volume licensing revenues have been 17%, 10% and 5% of total revenues in fiscal 1997, 1996 and 1995, respectively. The Company expects continued investment in the volume licensing sales staff in fiscal 1998 and as a result, expects this percentage to increase.

In North America, the Company's products are sold primarily through distributors, including Ingram Micro, Inc. ("Ingram"), Merisel, Inc. ("Merisel") and Tech Data Corporation ("Tech Data"). These distributors resell the Company's products to retail software outlets and computer superstores, corporate resellers, value added resellers ("VARs") and mail order and catalog resellers. The Company also sells its products directly to Egghead, Inc. ("Egghead"). The Company has entered into nonexclusive distribution agreements with each of Ingram, Merisel and Tech Data and a nonexclusive reseller agreement with Egghead. The agreements with Egghead, Ingram and Tech Data may be terminated without cause by either party upon 30 days notice. The agreement with Merisel is automatically renewed on an annual basis and may be terminated without cause by either party upon 60 days' notice. In fiscal 1997, 1996, and 1995, sales to the Company's three largest distributors and resellers in North America accounted for the following percentages of the Company's North American revenues: Ingram 49%, 48% and 39%, respectively; Merisel 15%, 21% and 19%, respectively; and Egghead 2%, 11% and 16%, respectively. No other customer accounted for more than 10% of the Company's North American revenues in those fiscal years.

Distribution outside of North America is also primarily through distributors and is managed by the Company's international headquarters in Dublin, its Asia Pacific operations center in Singapore, and its regional sales and marketing offices in London, Munich, Paris, Tokyo, Sydney, Kuala Lumpur and Miami. Internationally, the Company has numerous non-exclusive distributors. In fiscal 1997, 1996, and 1995, sales to the Company's two largest distributors and resellers outside of North America accounted for the following percentages of the Company's non-North American revenues: Ascii Something Good, Inc. 20%, 21% and 0%, respectively; Ingram 11%, 9% and 7%, respectively; and Merisel 6%, 9% and 10%, respectively. No other customer accounted for more than 10% of the Company's non-North American revenues in those fiscal years. The international headquarters and the Asia Pacific operations center personnel are responsible for all international administration, finance, manufacturing, customer support, localization and local content engineering.

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

PRODUCT DEVELOPMENT

The Company believes that its future success will depend in large part on its ability to enhance its current product line, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements and industry standards for drawing and diagramming software. The Company's product development group is actively engaged in identifying, defining and developing new products and product enhancements to meet customer needs. The Company's principal product development efforts focus on continued enhancements to the Visio graphics engine, development of new customer solutions and applications, including increased drawing complexity, increased number of objects, increased "smartness" of SmartShapes objects and improved database connectivity, and development and enhancement of the new IntelliCAD product.

The Company's products have been developed primarily by its product development group. Certain technologies, such as the ability to read and write to AutoCAD files and to spellcheck, have been licensed from other sources and integrated into the Company's products. The Company intends to continue licensing technologies as it increases product offerings. In fiscal 1997, the Company purchased certain technology from Boomerang Technology, Inc. and purchased certain technology from Freedom Solutions Group, Inc. d.b.a. SysDraw Software Company. The Company intends to continue to make substantial investments in product development. The Company's product development expenses totaled $15.5 million, $8.8 million and $5.1 million, or 15.6%, 14.8% and 14.9% of revenues in fiscal 1997, 1996 and 1995, respectively

COMPETITION

The computer software drawing and diagramming markets are intensely competitive and subject to rapidly changing technology and evolving standards. The Company competes primarily with small niche companies and larger software companies with strong market position and technology. The Company's principal competitors are companies with leading products in the special purpose drawing and diagramming, illustration, CAD and office suite categories. Products competing with Visio Standard include Micrografx Flowcharter by Micrografx, CorelFLOW by International Microcomputer Software, Inc. ("IMSI") and CorelDRAW by Corel. Visio Technical competes with various products, including AutoCAD LT and AutoSketch by Autodesk, Designer by Micrografx and Imagineer Technical by Intergraph Corporation. Visio Professional competes with various products including netViz by netViz Corporation, Process Charter by Scitor Corporation, ClickNet by Pinpoint Software Corporation and Micrografx Flowcharter by Micrografx. IntelliCAD is expected to compete with various products including AutoCAD by Autodesk, MicroStation by Bentley Systems, Inc. and TurboCAD by IMSI. In addition, the drawing capabilities included in Microsoft Office, SmartSuite by Lotus and WordPerfect Suite by Corel compete with Visio Standard. If any of these producers of office suites aggressively pursues business drawing and diagramming markets and commits further resources to development in this area, the Company's results of operations could be materially adversely affected.
Many of these competitors have significantly greater financial, technical, sales and marketing and other resources than the Company. As business drawing and diagramming software markets develop, the Company believes that additional companies may enter these markets and thereby intensify competition.

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

EMPLOYEES

As of September 30, 1997, the Company employed 355 persons, including 114 in sales and marketing, 140 in product development, and 101 in finance, administration and operations, including customer service and technical support. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain skilled product development, technical support, marketing and management personnel. Competition for such personnel in the computer software industry is intense. The Company believes its relations with its employees are good.

ITEM 2.    PROPERTIES

The Company's headquarters are located in Seattle, Washington, where it leases approximately 75,000 square feet for administrative, sales and marketing, customer service and product development activities. The Company also leases approximately 13,600 square feet of office space in Dublin, Ireland and an aggregate of 14,900 square feet of office space in London, Munich, Paris, Singapore, Tokyo, Sidney and Kuala Lumpur. The Company believes that its existing facilities and options on additional facilities are adequate to meet its needs for the foreseeable future. The Company believes that it can acquire additional space, if needed, on acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended September 30, 1997.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

FISCAL YEAR 1997                                   FISCAL QUARTER ENDED
                             -----------------------------------------------------------------     FISCAL YEAR ENDED
                                   DECEMBER 31,   MARCH 31,     JUNE 30,    SEPTEMBER 30,            SEPTEMBER 30,
                                       1997         1997          1997          1997                     1997
                                       ----         ----          ----          ----            -----------------------
Common stock prices
  High                               $26 1/4        $26 5/8     $34 9/16        $41 3/4                $41 3/4
  Low                                $20 5/8        $18 1/8     $19 1/2         $32 1/2                $18 1/8


FISCAL YEAR 1996                                   FISCAL QUARTER ENDED
                             -----------------------------------------------------------------     FISCAL YEAR ENDED
                                   DECEMBER 31,   MARCH 31,     JUNE 30,    SEPTEMBER 30,            SEPTEMBER 30,
                                       1995         1996          1996          1996                     1996
                                       ----         ----          ----          ----            -----------------------
Common Stock Prices
  High                               $14 1/8        $14 7/8     $22 1/4         $22 1/8                $22 1/4
  Low                                $10 13/16      $11         $12 3/8         $14 7/8                $10 13/16

Visio's common stock has been traded on the Nasdaq National Market under the symbol VSIO since the Company's initial public offering in November 1995. The high and low closing sales prices noted above are as reported on the Nasdaq National Market. On November 28, 1997, there were 119 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock.


ITEM 6.  SELECTED FINANCIAL DATA


The following table sets forth selected financial data and other operating information of Visio Corporation. The selected financial data in the table are derived from the financial statements of Visio Corporation. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.



                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------------------
                                                 1993           1994           1995           1996          1997
                                             -------------  -------------  -------------  ------------  ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA )
      Revenues...........................      $  7,142        $20,616        $34,224        $59,699      $ 99,515
      Operating income (loss)............      $ (1,453)       $   157        $ 3,206        $14,573      $ 17,075
      Net income (loss)..................      $ (1,422)       $  (152)       $ 2,346        $11,091      $ 15,113
      Earnings (loss) per share..........      $   (.18)       $  (.02)       $   .10        $   .38           .50
      Cash and short-term investments....      $  1,597        $ 3,669        $ 7,063        $61,107      $ 79,594
      Total assets.......................      $  2,650        $ 7,879        $19,247        $71,608      $109,215
      Shareholders' equity (deficit).....      $ (3,513)       $(3,476)       $(1,040)       $55,225      $ 76,828
      Long-term notes payable............      $   16.8        $   587        $   453        $   148           ---
      Redeemable preferred stock.........      $  4,355        $ 5,055        $ 6,545            ---           ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Visio, which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio brand. The Company's primary products are Visio Standard, Visio Technical and Visio Professional. The Company's first product, Visio Standard, which first shipped in November 1992, began creating a new market for business diagramming. The Company shipped its second significant product, Visio Technical for technical drawing, in November 1994. The Company introduced its third significant product in January 1997: Visio Professional, for information systems and network design and documentation.

RESULTS OF OPERATIONS

The following table sets forth statement of income data as a percentage of revenues for the fiscal years indicated.



                                                                      FISCAL YEAR ENDED
                                                                         SEPTEMBER 30,
                                                      -------------------------------------------------
                                                            1995             1996             1997
                                                      ---------------    --------------    ------------
       Revenues....................................          100.0%           100.0%           100.0%
       Cost of revenues............................           17.8             14.6             10.6
                                                             -----            -----            -----
       Gross profit................................           82.2             85.4             89.4
       Operating expenses:
         Research and development..................           14.9             14.8             15.6
         Sales and marketing.......................           50.7             38.5             39.0
         General and administrative................            7.3              7.7              7.3
         Acquired technology.......................             --               --             10.3
                                                             -----            -----            -----
       Total operating expenses....................           72.9             61.0             72.2
                                                             -----            -----            -----
       Operating income............................            9.3             24.4             17.2
       Interest and other income, net..............            1.3              2.5              3.3
                                                             -----            -----            -----
       Income before income taxes..................           10.6             26.9             20.5
       Provision for income taxes..................            3.7              8.3              5.3
                                                             -----            -----            -----
       Net income..................................            6.9%            18.6%            15.2%
                                                             =====            =====            =====

REVENUES


Revenues include the license of software products, maintenance and support contracts, net of reserves for estimated future returns and allowances. License revenues are derived from packaged software products, volume licenses, international royalties and certain OEM arrangements.

The Company's net revenues increased 74% to $59.7 million in the fiscal year ended September 30, 1996, and 67% to $99.5 million in the fiscal year ended September 30, 1997. The increase in revenues was due primarily to sales volume growth across product groups, distribution channels and geographic regions. In addition, revenue growth in fiscal 1997 was positively affected by the release of Visio Professional in January 1997. The average selling price per license has increased primarily because of the mix of Visio Technical and Visio Professional, both of which are priced higher than Visio Standard.

A picture of 5 Visio product boxes, including Visio Standard, Visio Technical, Visio Professional, Visio Maps and Visio Network Equipment, appears here.


Product Groups:    The IS design and documentation product group was created in
--------------
fiscal 1997 with the introduction of Visio Professional in January 1997. Visio Professional had a significant impact on the revenue mix within the product groups. In just its first nine months, IS design and documentation contributed 24% of total fiscal 1997 revenues. The technical drawing product group grew 274% and 69% for fiscal 1996 and 1997, respectively. The growth in fiscal 1996 was due to an upgrade to Visio Technical 4.1 as well as the introduction of three localized language versions. The growth in fiscal 1997 of Visio Technical was due to its continued momentum as well as an upgrade to version 4.5. The growth in the business diagramming product group was 46% and 11% for fiscal 1996 and 1997, respectively. An upgrade of Visio Standard to version 4.0 in August 1995 contributed to the growth in fiscal 1996. The decrease in percentage growth in fiscal 1997 was primarily due to cannibalization from Visio Professional.
The Company believes that customers who may otherwise have purchased Visio Standard or Visio Technical are choosing Visio Professional for its added features and content. Secondarily, there was a reduction in upgrade revenue because Visio Standard was not upgraded to version 5.0 until August 1997, two years after the release of version 4.0. This 24-month life cycle for Visio Standard has been the longest for any product to date as the Company focused on releasing Visio Professional and upgrades to Visio Technical as well as developing these new markets. Other revenues of $1.2 million, $0.8 million and $0.2 million in fiscal 1995, 1996 and 1997, respectively, consisted primarily of sales of Visio Home and related Visio Shapes products and solution services revenues.


Bar charts showing the following information appear here:

Revenues by product line:                                                YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------------
                                                                    1995           1996           1997
                                                                -------------  -------------  -------------
                                                                               (IN MILLIONS)
Business Diagramming..........................................          $28.2          $41.1          $45.7
Technical Drawing.............................................            4.7           17.7           29.9
IS Design and Documentation...................................             --             --           23.7


                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------------

                                                             1995            1996            1997
                                                        --------------  --------------  --------------
Revenues:
 Business Diagramming                                              82%             69%             46%
 Technical Drawing                                                 14              30              30
 IS Design and Documentation                                       --              --              24
 Other                                                              4               1     LESS THAN 1
                                                                 ----            ----            ----
     Total                                                        100%            100%            100%
                                                                 ====            ====            ====

Sales Channels:     Visio classifies its revenues in four sales channels:
--------------
"Distribution," "Direct," "Volume Licensing," and "OEM." Distribution revenues represent sales of packaged products through national distributors and corporate, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company, including upgrades, generally to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from volume licenses, which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The typical sales cycle for a volume license is six to eighteen months. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues, which are priced separately and recognized over the lives of the contracts. OEM revenues include licenses of Visio products to hardware and software manufacturers for bundling arrangements. OEM revenues include packaged product sales, as well as royalty payments with no associated product costs.


                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------------

                                                             1995            1996            1997
                                                        --------------  --------------  --------------
         Revenues:
          Distribution...........................             75%             76%             75%
          Direct.................................             14              10               7
          Volume Licensing.......................              6              10              17
          OEM....................................              5               4               1
                                                            ----            ----            ----
                  Total..........................            100%            100%            100%
                                                            ====            ====            ====

Percentage growth was most significant for the Volume Licensing channel, which grew 198% and 177% for fiscal 1996 and 1997, respectively. This growth is primarily the result of continued infrastructure investment in the volume licensing program. The Company expects to hire additional sales staff in fiscal 1998 and therefore expects the percentage of Volume Licensing to increase as a percentage of total revenues. Direct revenues decreased as a percentage of total revenues in fiscal 1996 and 1997 due to a greater percentage of upgrades being fulfilled through the Distribution channel.



A map showing the following information appears here:

Revenues by Geography in fiscal 1997:

United States and Canada:    $64.0 Million
Europe:                      $22.2 Million
Rest of World:               $13.3 Million

Countries in Europe include: Austria, Belgium, Czech Republic, Denmark, France, Germany, Greece, Hungary, Ireland, Israel, Netherlands, Norway, Poland, Portugal, Slovenia, Spain, Sweden, Switzerland, Turkey, U.K. and South Africa.

Countries in Rest of World include: Australia, Argentina, Bolivia, Brazil, Chile, China, Columbia, India, Japan, Korea, Malaysia, Mexico, New Zealand, Peru, Singapore, Taiwan, Thailand and Uruguay.


Geography:      Revenues in the United States and Canada increased 55% to $37.7
---------
million in fiscal 1996 and 70% to $64.0 million in fiscal 1997. The increase in revenues in fiscal 1996 primarily reflects the contribution of Visio Technical and the release of upgrade versions of Visio Standard and Visio Technical. The increase in fiscal 1997 is due primarily to the release of Visio Professional and continued growth of Visio Technical. International revenues increased 122% to $22.0 million in fiscal 1996 and 62% to $35.5 million in fiscal 1997. As a percentage of total revenues, international revenues represented 29%, 37% and 36% in fiscal 1995, 1996 and 1997, respectively. The growth in fiscal 1996 primarily reflects the release of upgrade localized versions of Visio Standard, particularly in Japan, and the introduction of Visio Technical in Europe. The decrease of international revenues as a percentage of total revenues in fiscal 1997 was due primarily to the strong performance of Visio Professional in the United States and a lower growth rate in Europe due to weakness in certain European markets.

The Company's operating results are affected by foreign exchange rates. Approximately 22%, 20% and 19% of the Company's revenues were collected in foreign currencies during fiscal 1995, 1996 and 1997, respectively. The impact on income from operations due to exchange rate fluctuation is partially offset as most of the Company's international production costs and operating expenses are incurred in foreign currencies. Therefore, the net impact of exchange rate fluctuations on income from operations is less than the impact on revenues.



COST OF REVENUES

Bar charts showing the following information appear here:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                    1995           1996           1997
                                                                -------------  -------------  -------------
                                                                               (IN MILLIONS)
Cost of revenues..............................................          $ 6.1          $ 8.7          $10.6


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                     1995            1996            1997
                                                                --------------  --------------  ---------------
Cost of revenues as a percent of revenues.....................           17.8%           14.6%            10.6%


Cost of revenues varies with the mix of Distribution, Direct, Volume Licensing and OEM revenues, due to relative variations in the standard product costs associated with each revenue category, and with fluctuations in period costs. Standard product costs consist primarily of documentation, packaging, media duplication, assembly and material management costs. Period costs consist primarily of technical support, production management, freight and fulfillment, certain royalties, amortization of capitalized acquired technology, standard material variances and inventory valuation adjustments.

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

The decrease in cost of revenues as a percentage of revenues in fiscal 1996 and 1997 resulted primarily from the increased use of lower-cost CD-ROM media which carry lower cost of goods than disks, disk duplication cost control measures, increased Volume Licensing revenues which have little or no standard costs and an increase in the percentage of revenue from Visio Technical and Visio Professional, which have lower standard costs as a percentage of revenue than Visio Standard. These decreases were partially offset by increased royalty costs for licensed technology including Visual Basic for Applications (VBA) from Microsoft Corporation.

RESEARCH AND DEVELOPMENT


Bar charts showing the following information appear here:


                                                                         YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------------
                                                                    1995           1996           1997
                                                                -------------  -------------  -------------
                                                                               (IN MILLIONS)
Research and development......................................          $ 5.1          $ 8.8          $15.5


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                -----------------------------------------------
                                                                     1995            1996            1997
                                                                --------------  --------------  ---------------
Research and development as a percent of revenues.............           14.9%           14.8%            15.6%


Research and development expenses consist primarily of personnel, contract services, occupancy and equipment costs required to conduct the Company's product development efforts. Product development includes product engineering, documentation development, localization, usability testing, quality assurance and advanced research and development costs. Product localization costs and lump sum payments for technology such as file converters are capitalized and amortized to development over the lesser of the useful life or 18 months. Such amortization has not been significant. Research and development expenses are charged to operations as incurred. The Company has not capitalized certain software development costs subsequent to the establishment of technological feasibility as these costs have been immaterial.

Increases in research and development expenses for fiscal 1996 resulted primarily from planned additions to the Company's development organization and the acquisition of source code and other intellectual property from Arcland, Inc. Research and development expenses for fiscal 1997 increased primarily due to planned additions to the Company's development organization, which included additions associated with the acquisitions of Boomerang Technology Inc. and Sysdraw Software Company. The Company believes increased research and development expenses will be required during fiscal 1998 and beyond to expand its product lines and introduce new language versions to international markets.

SALES AND MARKETING


Bar charts showing the following information appear here:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------------
                                                                    1995           1996           1997
                                                                -------------  -------------  -------------
                                                                               (IN MILLIONS)
Sales and marketing...........................................          $17.3          $23.0          $38.8



                                                                           YEAR ENDED SEPTEMBER 30,
                                                                -----------------------------------------------
                                                                     1995            1996            1997
                                                                --------------  --------------  ---------------
Sales and marketing as a percent of revenues..................           50.7%           38.5%            39.0%


Sales and marketing expenses have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The fiscal 1996 and 1997 growth in these expenses was primarily due to expansion in international markets, increased product marketing costs to support new products and upgrades to existing products as well as continued development of the sales infrastructure. As a percentage of revenues, sales and marketing expenses decreased in fiscal 1996 primarily due to increased revenues and the significant sales and marketing investment made in fiscal 1995. The investment made in fiscal 1995 consisted primarily of brand awareness activities including an advertising campaign aimed at developing the Visio brand and accelerating awareness levels.

The Company believes substantial spending on marketing awareness and corporate sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Visio expects sales and marketing expenses will continue to increase in absolute terms over time.

GENERAL AND ADMINISTRATIVE


Bar charts showing the following information appear here:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------------
                                                                    1995           1996           1997
                                                                -------------  -------------  -------------
                                                                               (IN MILLIONS)
General and administrative....................................          $ 2.5          $ 4.6          $ 7.3



                                                                           YEAR ENDED SEPTEMBER 30,
                                                                -----------------------------------------------
                                                                     1995            1996            1997
                                                                --------------  --------------  ---------------
General and administrative as a percent of revenues...........            7.3%            7.7%             7.3%


General and administrative expenses increased in absolute terms in fiscal 1996 primarily due to the cost of developing the infrastructure and personnel associated with becoming a public company and with supporting the Company's increased operations. The increase in fiscal 1997 resulted primarily from increased staffing to support the Company's growth as well as the establishment of Visio's operational headquarters for the Asia Pacific region. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support the Company's revenue growth.

ACQUIRED TECHNOLOGY

In connection with the fiscal 1997 acquisition of assets of Boomerang Technology Inc. and Sysdraw Software Company, the Company recorded charges of $6.7 million and $3.6 million, respectively, related to acquired in-process research and development and related acquisition costs. (See Note 9 of Notes to Financial Statements).

INTEREST AND OTHER INCOME, NET

Interest income was $0.2 million, $1.7 million and $3.2 million for fiscal 1995, 1996 and 1997, respectively. The increase in fiscal 1996 was primarily due to interest earned on investment of proceeds from the Company's initial public offering completed in November 1995, and was partially offset by other non-operating expenses. The increase in fiscal 1997 was primarily due to a larger cash and short-term investment balance. Other income includes grant income from the Industrial Development Agency of Ireland and foreign currency transaction gains and losses. Visio began hedging foreign exchange transaction exposures in fiscal 1997.

INCOME TAXES

The Company's effective income tax rate was 35%, 31% and 26% for fiscal 1995, 1996 and 1997, respectively. The declines in the effective tax rate were primarily due to the benefit of the utilization of foreign net operating loss carryforwards in fiscal 1996 as well as tax-exempt interest income and income taxed in other jurisdictions at rates lower than the U.S. rate in both fiscal 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $79.6 million at September 30, 1997, compared to $61.1 million at September 30, 1996. The investment portfolio consisted of high-quality municipal bonds and investment grade commercial paper. The increase in cash and cash equivalents was due primarily to cash generated from operations and cash proceeds from the issuance of shares through the employee stock option and stock purchase programs. The Company has an unused $1.0 million unsecured bank line of credit, which matures on February 28, 1998. The Company anticipates renewal of this line of credit under substantially similar terms.

At September 30, 1997, the Company's principal commitments consisted primarily of leases on its facilities. The Company's capital expenditures of $7.0 million in fiscal 1997 included the purchase of an enterprisewide business software system that enables the Company to be year 2000 compliant. At September 30,1997, the Company had commitments for capital expenditures of approximately $0.7 million related to facility expansion. The Company believes that its current cash balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. In fiscal 1997 the Company paid a combined $12.5 million related to the acquisition of technology and other assets from Boomerang Technology Inc. and Sysdraw Software Company. In addition, the Company issued a $1 million note payable to Sysdraw Software Company which matures in fiscal 1998 and agreed to pay contingent consideration based on the achievement of certain performance goals within the next three years. At September 30, 1997, the Company had no other material agreements or commitments with respect to any such transaction.


CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained in this Annual Report, the matters discussed herein, particularly those identified with the words "expects," "believes," "anticipates" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors known to them at the time of such statements. Such forward-looking statements are subject to certain risks and uncertainties, including without limitation those set forth below, many of which are beyond the Company's control, that could cause actual results to differ materially from those anticipated. The factors set forth below should be carefully considered when evaluating the Company's business and prospects, and the forward-looking information provided by Visio pursuant to the safe harbor provisions established by recent securities legislation. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Fluctuations in Quarterly Performance. The Company's quarterly results of
-------------------------------------
operations can be affected substantially by demand for the Company's products, the timing and customer acceptance of new products, product enhancements and promotions by the Company or its competitors, product returns, fluctuations in foreign exchange rates, the impact of acquisitions of other technologies or companies and changes in economic conditions. The Company is increasingly focusing its sales efforts on volume licensing to large accounts. The timing of those licenses could significantly affect quarterly results of operations. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on the Company's estimates for quarterly revenues. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. In general, the Company has experienced the strongest demand for its software products during the December quarter and the weakest demand in the June quarter. These seasonal patterns have been overshadowed in particular quarters by the timing of new product introductions, expansion into international markets, the execution of volume licenses and other factors affecting the Company's business.

Dependence on Microsoft Windows; Relationship With Microsoft.  Substantially all
------------------------------------------------------------
of the Company's revenues are derived from sales of products that are designed to work within a Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially affected by market developments adverse to Windows-based products. As a developer of products for Windows, the Company has historically enjoyed a collaborative working relationship with Microsoft. If the relationship were disrupted for any reason, such as a decision by Microsoft to introduce or acquire products that compete directly with the Company's products, the Company's development efforts and results of operations could be materially adversely affected.


Competition.  The computer software drawing and diagramming markets are
-----------
intensely competitive and subject to rapidly changing technology and evolving standards. The software industry has limited barriers to entry, and the availability of personal computers with continuously expanding capabilities, at progressively lower prices, contributes to the ease of market entry. Because of this and other factors, competitive conditions in the future are likely to intensify. The markets for the Company's products are characterized by significant price competition, and the Company expects it will face increasing pricing pressures. Increased competition could result in price reductions, reduced profit margins and loss of market share, which could materially adversely affect the Company's results of operations.


Substantial Dependence on a Single Technology; Limited Product Line.  The
-------------------------------------------------------------------
Company has derived substantially all of its revenues to date from sales of drawing and diagramming products based on its core technology. The Visio product line and related enhancements are expected to continue to account for a significant percentage of the Company's revenues for the foreseeable future. A decline in demand for these products as a result of competition, technological change or any other reason would have a material adverse effect on the Company's results of operations.


Rapid Technological Change and New Product Development.  The markets for the
------------------------------------------------------
Company's products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Company's future success will depend on its ability to enhance its current products, to develop new products that meet changing customer needs on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations.


New Product Introductions.  The Company periodically introduces new products and
-------------------------
upgrades its current products in order to meet changing customer needs and anticipated market demand. Due to potential difficulties in the development process, there can be no assurance that such future products and upgrades will be released in a timely manner or that they will receive market acceptance, if and when released. Despite significant testing by the Company and by current and potential customers, errors or "bugs" may still be found in new products or upgrades after commencement of commercial shipments. Delays in the commencement of commercial shipments of new products or upgrades, as well as the discovery of errors or bugs after release, may result in adverse publicity, customer dissatisfaction and delay or loss of product revenues. Furthermore, from time to time the Company and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products by the Company, by Microsoft or by the Company's competitors will not cause customers to defer purchasing existing Company products or cause distributors to return products to the Company.
Delays or difficulties associated with new product introductions or upgrades could have a material adverse effect on the Company's business, financial condition and results of operations.


Management of Growth and Future Acquisitions.  The Company has recently
--------------------------------------------
experienced rapid growth that has placed, and will continue to place, a significant strain on its management and operations. The Company's ability to manage its growth effectively will require it to improve its operating, financial and management information systems and to attract, train, motivate, manage and retain key employees. Furthermore, the Company intends to enter into strategic relationships and make strategic acquisitions of technologies and businesses in order to expand its product lines and the capabilities of its current products. The risks associated with acquisitions including increased costs and uncertain benefits and the ability to integrate operations of acquired companies could adversely affect the Company's results of operations.


Risks Associated With International Operations. The Company expects that
----------------------------------------------
international sales will account for an increasing portion of its revenues. Most of the Company's international revenues are denominated in foreign currencies. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after establishing prices and before receipt of payment by the Company would have an adverse effect on the Company's results of operations. Additionally, the Company may be materially and adversely affected by increases in duty rates, exchange or price controls, repatriation restrictions, or other restrictions on foreign currencies. The Company's international operations are subject to certain other risks common to international operations, including without limitation government regulations, import restrictions, and, in certain jurisdictions, reduced protection for the Company's intellectual property rights.


Change in Licensing and Marketing Methods.  The Company is increasingly
-----------------------------------------
emphasizing sales to enterprises through volume, installment and enterprise licensing arrangements. These licensing arrangements typically involve a longer cycle (up to 18 months from first contact to execution of an initial license) than sales through other distribution channels, require a greater investment of resources in establishing the enterprise relationship and result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause volatility in the Company's quarterly results of operations and could materially adversely affect it's results of operations.


Continued Reliance on Resellers and Distributors.  The Company expects to
------------------------------------------------
continue to rely on resellers and distributors for sales of its products in domestic and international markets. Sales to the Company's two largest distributors during fiscal 1997, 1996 and 1995 accounted for an aggregate of 47%, 50% and 47% of the Company's revenues, respectively. The distribution channels through which software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and resellers, the emergence of new resellers such as general mass merchandisers and the development of new channels such as electronic networks. The Company's resellers and distributors carry competing product lines. There can be no assurance that resellers and distributors will continue to purchase the Company's products or be able to market them effectively or that the Company will be able to effectively distribute its products through new distribution channels.


Reliance on Outsourcing.  The Company outsources most of the production of its
-----------------------
products, which primarily involves duplication of various media and the printing of user manuals and packaging materials. In addition, the Company outsources procurement, order fulfillment, technical support, customer service and localization of its products. So long as it remains economically advantageous to do so, the Company intends to continue, and possibly to increase, outsourcing in the future. Although the Company believes that it has adequate alternative suppliers of such services, the loss of a supplier or its inability to perform contracted services could materially adversely affect the Company's results of operations.


Dependence on Proprietary Technology.  The Company's ability to compete
------------------------------------
effectively depends in large part on its ability to develop and maintain proprietary aspects of its technology. The Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality procedures and contractual provisions, including nondisclosure agreements with employees and others, to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary intellectual property or that claims of infringement of third parties' intellectual property rights will not occur and, possibly, prevail. Costs associated with an adverse judgment or settlement of intellectual property litigation, as well as the cost of responding to a claim, both in legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on the Company's results of operations.


Dependence on Key Personnel.  The Company's success depends to a significant
---------------------------
extent on a small number of senior management and technical personnel. The Company's growth and future success will depend in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in hiring, motivating or retaining such qualified personnel.


Reliance on Independent Developers for Future Market Expansion.  The Company has
--------------------------------------------------------------
designed its technology with an open architecture and has incorporated certain features to encourage independent solution providers, system integrators and other software developers to design industry or customer-specific drawing and diagramming solutions that will extend the adoption and use of the Company's products. There can be no assurance, however, that developers will design solutions to extend the Company's products, and the failure of these development efforts to materialize could adversely affect the expansion of the markets for the Company's products. If independent developers do design solutions for specific industries or customers, the Company could be effectively precluded from offering add-on products that address the same industries or customers.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report............................................  23
Balance Sheets as of September 30, 1997 and 1996........................  24
Statements of Income for each of the three years ended
  September 30, 1997....................................................  25
Statements of Cash Flows for each of the three years ended
  September 30, 1997....................................................  26
Statements of Shareholders' Equity (Deficit) for each of the three years ended September 30, 1997..................................  27
Notes to Financial Statements...........................................  28
Schedule II - Valuation and Qualifying Accounts for each of the three years ended September 30, 1997..................................  39


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Visio Corporation


We have audited the accompanying balance sheets of Visio Corporation as of September 30, 1997 and 1996, and the related statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visio Corporation at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  ERNST & YOUNG LLP


Seattle, Washington
October 24, 1997

                               VISIO CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          SEPTEMBER 30,
                                                                                     1996               1997
                                                                               -----------------  -----------------
ASSETS
Current assets:
 Cash and short-term investments............................................            $61,107           $ 79,594
 Accounts receivable........................................................              2,242              6,360
 Inventories................................................................                604              1,079
 Prepaid expenses...........................................................              2,431              3,991
 Deferred income taxes......................................................              1,779              7,291
                                                                                        -------           --------
    Total current assets....................................................             68,163             98,315
Equipment and leasehold improvements........................................              3,445              8,039
Capitalized technology......................................................                  -              2,861
                                                                                        -------           --------
    Total assets............................................................            $71,608           $109,215
                                                                                        =======           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................................            $ 3,525           $  5,954
 Accrued compensation and benefits..........................................              2,002              2,706
 Other accrued liabilities..................................................              5,485             10,717
 Deferred revenue...........................................................              3,313              8,998
 Income taxes payable.......................................................              1,584              2,988
 Current portion of notes payable...........................................                326              1,024
                                                                                        -------           --------
    Total current liabilities...............................................             16,235             32,387
Long-term notes payable.....................................................                148                 --
Shareholders' equity :
 Common stock, $.01 par value:                                                           45,688             52,258
  Authorized - 100,000 shares; issued and outstanding - 27,306 and 28,201...
 Retained earnings..........................................................              9,537             24,570
                                                                                        -------           --------
    Total shareholders' equity..............................................             55,225             76,828
                                                                                        -------           --------
    Total liabilities and shareholders' equity..............................            $71,608           $109,215
                                                                                        =======           ========

See accompanying notes.

                               VISIO CORPORATION

                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                           YEAR ENDED SEPTEMBER 30,
                                                            -------------------------------------------------------
                                                                  1995               1996               1997
                                                            -----------------  -----------------  -----------------

Revenues..................................................            $34,224            $59,699            $99,515
Cost of revenues..........................................              6,077              8,701             10,579
                                                                      -------            -------            -------
Gross profit..............................................             28,147             50,998             88,936
Operating expenses:
 Research and development.................................              5,086              8,842             15,479
 Sales and marketing......................................             17,340             22,974             38,841
 General and administrative...............................              2,515              4,609              7,286
 Acquired technology......................................                 --                 --             10,255
                                                                       -------            -------            -------
    Total operating expenses..............................             24,941             36,425             71,861
                                                                      -------            -------            -------
Operating income..........................................              3,206             14,573             17,075
Interest and other income, net............................                403              1,500              3,348
                                                                      -------            -------            -------
Income before income taxes................................              3,609             16,073             20,423
Provision for income taxes................................              1,263              4,982              5,310
                                                                      -------            -------            -------
Net Income................................................            $ 2,346            $11,091            $15,113
                                                                      =======            =======            =======
Earnings per share........................................              $0.10              $0.38              $0.50
                                                                      =======            =======            =======
Shares used in computation of  earnings per share.........             23,676             29,152             30,412
                                                                      =======            =======            =======

See accompanying notes.

                               VISIO CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------------
                                                                    1995                1996                1997
                                                             ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATIONS:
 Net income................................................            $ 2,346            $ 11,091            $ 15,113
 Adjustments to reconcile net income to net cash from
  operations:
   Depreciation and amortization...........................                839               1,341               2,680
   Deferred income taxes...................................             (2,136)                357              (5,533)
   Changes:
    Accounts receivable....................................             (3,518)              2,227              (4,227)
    Inventories............................................             (1,175)                828                (460)
    Prepaid expenses.......................................               (764)               (580)             (1,598)
    Accounts payable.......................................              2,294                (661)              2,448
    Accrued compensation and benefits......................                308                 976                 749
    Other accrued liabilities..............................              1,053               2,255               5,357
    Deferred revenue.......................................              1,521               1,496               5,712
    Income taxes payable...................................              2,322                 614               4,543
                                                                       -------            --------            --------
 Net cash from operations..................................              3,090              19,944              24,784
                                                                       -------            --------            --------
CASH FLOWS USED FOR INVESTMENTS:
 Purchases of short-term investments.......................                 --             (27,751)            (21,012)
 Proceeds from maturities of short-term investments........                 --               9,150              18,275
 Purchases of equipment and leasehold improvements.........             (1,182)             (2,473)             (6,950)
 Purchases of capitalized technology.......................                 --                  --              (2,135)
                                                                       -------            --------            --------
 Net cash used for investments.............................             (1,182)            (21,074)            (11,822)
                                                                       -------            --------            --------
CASH FLOWS FROM FINANCING:
 Issuance of common stock..................................                121               1,237               3,480
 Issuance of preferred stock...............................              1,490                  --                  --
 Proceeds from initial public offering.....................                 --              35,680                  --
 Proceeds from notes payable...............................                260                  --                  --
 Payments on notes payable.................................               (343)               (373)               (474)
                                                                       -------            --------            --------
 Net cash from financing...................................              1,528              36,544               3,006
                                                                       -------            --------            --------
Net increase in cash and cash equivalents..................              3,436              35,414              15,968
Effect of exchange rate changes on cash....................                (42)                 29                (252)
Cash and cash equivalents, beginning.......................              3,669               7,063              42,506
                                                                       -------            --------            --------
Cash and cash equivalents, end.............................              7,063              42,506              58,222
Short-term investments.....................................                 --              18,601              21,372
                                                                       -------            --------            --------
Cash and short-term investments............................            $ 7,063            $ 61,107            $ 79,594
                                                                       =======            ========            ========

SUPPLEMENTAL DISCLOSURES
 Income tax payments.......................................            $ 1,073            $  4,010            $  6,996
 Noncash financing activity
  Conversion of preferred stock.............................           $   --             $  6,545            $     --
  Issuance of note payable for capitalized technology.......           $   --             $     --            $  1,000

See accompanying notes.

                               VISIO CORPORATION

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                                               YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------------
                                                                     1995                1996                1997
                                                              ------------------  ------------------  ------------------
Common stock
 Balance, beginning of year.................................            $   422             $   543             $45,688
  Conversion of preferred stock.............................                 --               6,545                  --
  Initial public offering, net of offering of $3,848........                 --              35,680                  --
  Stock options exercised...................................                122                 153               1,722
  Stock warrants exercised..................................                 --                 750                 395
  Stock issued under employee stock purchase plan...........                 --                 341               1,427
  Repurchase of common stock................................                 (1)                 (7)                (64)
  Stock option tax benefit..................................                 --               1,683               3,090
                                                                        -------             -------             -------
 Balance, end of year.......................................            $   543             $45,688             $52,258
                                                                        -------             -------             -------

Retained earnings (deficit)
 Balance, beginning of year.................................            $(3,898)            $(1,583)            $(9,537)
  Net income................................................              2,346              11,091              15,113
  Translation adjustments...................................                (31)                 29                (230)
  Net short-term investment unrealized gains and losses.....                 --                  --                 150
                                                                        -------             -------             -------
 Balance, end of year.......................................            $(1,583)            $ 9,537             $24,570
                                                                        -------             -------             -------

Total shareholders' equity (deficit)........................            $(1,040)            $55,225             $76,828
                                                                        =======             =======             =======

See accompanying notes.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business
   --------

Visio Corporation ("Visio" or the "Company") is a leading supplier of business drawing and diagramming software products. The Company's primary products are Visio Standard, Visio Technical and Visio Professional. Visio software enables business and technical users to create drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs.

   Basis of Presentation
   ---------------------

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

   Use of Estimates
   ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Foreign Currency Translation
    ----------------------------

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment, which is immaterial for all periods presented, resulting from this process is included in retained earnings. Gains and losses on foreign currency transactions are included in other income, net. At September 30,1997, the Company had a contract to deliver $980,000 in a foreign currency, expiring October 1997, which hedges foreign exchange rate risk related to a foreign currency denominated assets. At September 30, 1997, the fair value of the contract approximated its cost.

    Revenue Recognition
    -------------------

Revenues and accounts receivable are principally from distributors and resellers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. Revenues are generally recognized at the time of shipment, net of deferrals for inventory at distributors which the Company estimates to be in excess of levels appropriate for that channel and adjustments for estimated future returns. Revenues attributable to free upgrade rights are deferred and not recognized until the free upgrade has been shipped to the customer. Revenues attributable to the sale of extended customer support and maintenance programs are deferred and recognized ratably over the contract period. Revenues from corporate or organization license programs is recorded when the user installs the product. The Company accrues estimated costs of technical support to customers as the related revenues are recognized.

    Financial Instruments
    ---------------------

The Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Management currently classifies its short-term investments consisting primarily of debt securities as available-for-sale. These securities are reported at market value. Unrealized gains and losses are included in shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


specific identification method. At September 30, 1997, the short-term investments had contractual maturities of one to eighteen months.

    Inventories
    -----------

Inventories are stated at the lower of cost or market and include adjustments for estimated obsolescence. Cost is principally determined using currently adjusted standard costs, which approximate actual cost on a first-in, first-out basis.

    Equipment and Leasehold Improvements
    ------------------------------------

Equipment and leasehold improvements are recorded at cost. Equipment depreciation is provided on the straight-line method for financial statement purposes over its estimated useful life of two to five years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life.

    Capitalized Technology
    ----------------------

Capitalized technology represents the amount of developed technology acquired from third parties. Amortization is provided on the straight-line method over its remaining useful life.

    Research and Development
    ------------------------

Research and development costs are expensed as incurred and consist primarily of software development costs. Financial accounting rules requiring capitalization of certain internally developed software costs have not materially affected the Company.

    Acquired Technology
    -------------------

Acquired technology represents the amount of in-process technology acquired from third parties.

    Income Taxes
    ------------

Income taxes are computed using the liability method whereby the provision for income taxes includes income taxes currently payable and deferred taxes arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Per Share Data
    --------------

Earnings per share is based on weighted average common and dilutive common equivalent shares outstanding using the treasury stock method. Dilutive common equivalent shares include stock options and warrants. Fully diluted earnings per share for all periods presented were not materially different from primary earnings per share.

    Recently Issued Accounting Standards
    ------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted in the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the year ended September 30, 1995, 1996 and 1997 of $0.11, $0.04 and $0.04 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2. BALANCE SHEET INFORMATION

 Detailed balance sheet data is as follows:

                                                                                 SEPTEMBER 30,
                                                                     --------------------------------------
                                                                            1996                1997
                                                                     ------------------  ------------------
                                                                                (IN THOUSANDS)
Cash and short-term investments:
  Cash and equivalents.............................................            $42,506            $ 58,222
  Short-term investments...........................................             18,601              21,372
                                                                               -------            --------
                                                                               $61,107            $ 79,594
                                                                               =======            ========

Accounts receivable:
  Receivables......................................................            $ 2,891            $  7,509
  Allowance for doubtful accounts..................................               (649)            ( 1,149)
                                                                               -------            --------
                                                                               $ 2,242            $  6,360
                                                                               =======            ========

Inventories:
  Raw materials....................................................            $   189            $    299
  Finished goods...................................................                415                 780
                                                                               -------            --------
                                                                               $   604            $  1,079
                                                                               =======            ========

Equipment and leasehold improvements:
  Computer hardware................................................            $ 4,057            $  7,275
  Office furniture, equipment, and leasehold improvements..........              2,343               5,987
                                                                               -------            --------
                                                                                 6,400              13,262
  Accumulated depreciation and amortization........................             (2,955)            ( 5,223)
                                                                               -------            --------
                                                                               $ 3,445            $  8,039
                                                                               =======            ========

Capitalized technology:
  Capitalized technology...........................................            $    --            $  3,135
  Accumulated amortization.........................................                 --                (274)
                                                                               -------            --------
                                                                               $    --            $  2,861
                                                                               =======            ========

Other accrued liabilities:
  Advertising and promotion........................................            $ 1,669            $  4,339
  Other............................................................              3,816               6,378
                                                                               -------            --------
                                                                               $ 5,485            $ 10,717
                                                                               =======            ========


3. BANK LINE OF CREDIT

The Company has an unsecured $1 million working capital line of credit that expires on February 28, 1998. Borrowings under the credit line bear interest at the lending bank's prime interest rate (8.5% at September 30, 1997). The line of credit agreement requires the Company to meet certain financial covenants. There were no borrowings under this line at September 30, 1997.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

4.     COMMITMENTS

Visio rents office facilities and automobiles under operating leases. Certain office facility leases contain renewal and escalation clauses and space expansion provisions. Future minimum lease payments under noncancelable operating leases are:


                                                                                       OPERATING LEASES
                                                                                       (IN THOUSANDS)
   1998............................................................................                $2,461
   1999............................................................................                 2,168
   2000............................................................................                 1,002
   2001............................................................................                   390
   2002............................................................................                   344
   2003 and thereafter.............................................................                 1,344
                                                                                                   ------
   Total minimum lease payments....................................................                $7,709
                                                                                                   ======

Rental expenses under operating leases totaled $875,000, $1,100,000 and $1,143,000 in fiscal 1995, 1996 and 1997, respectively.

5. INCOME TAXES

Income before income taxes consists of the following:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                               ----------------------------------------------
                                                                     1995            1996           1997
                                                               ----------------  -------------  -------------
                                                                               (IN THOUSANDS)
   U.S.....................................................           $3,664         $13,209        $16,904
   International...........................................              (55)          2,864          3,519
                                                                      ------         -------        -------
                                                                      $3,609         $16,073        $20,423
                                                                      ======         =======        =======

The provision for income taxes consists of the following:

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                  -----------------------------------------------
                                                                         1995            1996            1997
                                                                  ----------------  -------------  --------------
                                                                                   (IN THOUSANDS)
    Current tax expense:
      U.S. federal...............................................      $ 3,198          $4,445        $ 9,555
        State....................................................            8              --            385
        Foreign..................................................          193             180            882
                                                                       -------          ------        -------
    Total current provision......................................        3,399           4,625         10,822
                                                                       -------          ------        -------
    Deferred tax (provision) benefit.............................
        U.S. federal.............................................       (2,136)            357         (4,955)
        State....................................................           --              --           (255)
        Foreign..................................................           --              --           (302)
                                                                       -------          ------        -------
    Total deferred tax...........................................       (2,136)            357         (5,512)
                                                                       -------          ------        -------
    Total provision for income taxes.............................      $ 1,263          $4,982        $ 5,310
                                                                       =======          ======        =======


                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


The effective rate differs from the U.S. federal statutory rate as follows:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------------------------
                                                                        1995             1996            1997
                                                                  ----------------  --------------  --------------
                                                                                  (IN THOUSANDS)
  Income tax provision at statutory rate.......................           $1,227          $5,465         $ 6,944
  State taxes, not of federal benefit..........................               --              --              86
  Impact of international operations...........................               --              --          (1,293)
  Losses producing no current tax benefit......................              865              77              --
  Tax-free interest............................................               --            (429)           (454)
  Valuation allowance for deferred tax assets..................             (999)           (167)             --
  Other........................................................              170              36              27
                                                                          ------          ------         -------
                                                                          $1,263          $4,982         $ 5,310
                                                                          ======          ======         =======

Net deferred tax assets consist of the following:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                           ----------------------------------
                                                                                 1996              1997
                                                                           ----------------  ----------------
                                                                                    (IN THOUSANDS)
  Deferred tax assets:
     Reserves for sales returns and doubtful accounts......................         $  624            $  933
     Deferred revenue......................................................            798             2,951
     Reserves and expenses not currently deductible........................            488               791
     Acquired technology...................................................             --             2,825
                                                                                    ------            ------
                                                                                     1,910             7,500
  Valuation allowance for deferred tax assets..............................             --                --
                                                                                    ------            ------
                                                                                     1,910             7,500
  Deferred tax liabilities:
     Deductible prepaid expenses and other.................................           (131)             (209)
                                                                                    ------            ------
  Net deferred tax assets..................................................         $1,779            $7,291
                                                                                    ======            ======

6. EMPLOYEE BENEFITS

   401(k) Plan
   -----------

Effective January 1, 1993, Visio implemented a salary deferral 401(k) plan for all of its domestic employees. Employees may contribute a percentage of their pretax earnings annually, up to the maximum dollar limitation prescribed by the Internal Revenue Service. The plan also provides that Visio contribute an amount equal to 50% of employee contributions, up to 6% of salary. Visio recognized expense of $147,000, $188,000 and $330,000 in fiscal 1995, 1996 and
1997, respectively, related to the plan.

   1990 Stock Option Plan
   ----------------------

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

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

Stock Option Plan were transferred to the 1995 Long-Term Incentive Compensation Plan upon the effective date of the Company's initial public offering.

   1995 Non- Employee Director Stock Option Plan
   ---------------------------------------------

In April 1995, Visio adopted the 1995 Nonemployee Director Stock Option Plan, which took effect upon the effective date of the Company's initial public offering and provides for the granting of options to nonemployee directors of the Company. As of September 30, 1997, a total of 195,000 shares of Common Stock remained available under the plan for future grants. There were 45,000 options granted under the plan in fiscal 1997.

   1995 Long- Term Incentive Compensation Plan
   -------------------------------------------
In May 1995, Visio adopted the 1995 Long-Term Incentive Compensation Plan, which provides for the granting of incentives and awards to employees, agents and consultants of the Company and its subsidiaries. The plan is a long-term incentive compensation plan and combines the features of an incentive and a nonqualified stock option plan, a stock appreciation rights plan, a stock award plan and a performance-based plan. In fiscal 1997, the Company's shareholders approved to increase the number of shares of common stock which may be issued under the plan by 1,640,000. As of September 30, 1997, a total of 737,067 shares of common stock remained available under the plan for future grants. There were 1,699,400 options granted under the plan in fiscal 1997. In fiscal 1997, there were 1,794 shares of common stock repurchased by the Company for $43,000 concurrent with the exercise of stock options.

   1995 Employee Stock Purchase Plan
   ---------------------------------

In August 1995, Visio adopted the 1995 Employee Stock Purchase Plan (the "ESPP"). The Company has reserved an aggregate of 750,000 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees of the Company to purchase common stock at not less than 85% of fair market value as defined in the plan through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock worth more than $15,000 in any calendar year or more than 10,000 shares of common stock during any offering period. The ESPP will expire in 2005. There were 156,054 shares issued under the ESPP in fiscal 1997.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

Stock option activity and option price information were as follows:


                                                                                              WEIGHTED AVERAGE
                                                                             SHARES              SHARE PRICE
                                                                        -----------------     ----------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, October 1, 1994...........................................                2,906              $  .12
   Granted.........................................................                1,392                1.91
   Exercised.......................................................                 (136)                .07
   Exercised and converted to restricted stock.....................                 (818)                .14
   Canceled........................................................                 (216)                .14
                                                                                   -----
Balance, September 30, 1995                                                        3,128                 .91
   Granted.........................................................                  956               14.69
   Exercised.......................................................                 (518)                .27
   Exercised and converted to restricted stock.....................                  (82)                .10
   Canceled........................................................                 (158)               4.01
                                                                                   -----
Balance, September 30, 1996........................................                3,326                4.85
   Granted.........................................................                1,744               24.01
   Exercised.......................................................                 (587)               2.91
   Exercised and converted to restricted stock.....................                  (20)                .37
   Canceled........................................................                 (274)              10.88
                                                                                   -----
Balance, September 30, 1997........................................                4,189              $12.72
                                                                                   =====


Balances are as follows:

                                                                                   SEPTEMBER 30,
                                                                        -----------------------------------
                                                                              1996              1997
                                                                        ----------------  -----------------
                                                                                    (IN THOUSANDS)
Available for future grants....................................                      790                960
Exercisable....................................................                    2,450              1,418
Exercised, subject to repurchase...............................                      530                167

For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1997 were as follows:



                                       OUTSTANDING OPTIONS                             EXERCISABLE OPTIONS
                     --------------------------------------------------------  ------------------------------------
 RANGE OF EXERCISE                       REMAINING LIFE     WEIGHTED AVERAGE                      WEIGHTED AVERAGE
      PRICES              SHARES            (YEARS)              PRICE              SHARES             PRICE
                     ----------------  ------------------  ------------------  ---------------    ------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
$  0.60  -  $1.00               1,181               5.72               $  .19               934             $  .17
   1.01  -   6.00                 649               7.74                 3.36               294               3.13
   6.01  -  20.00               1,214               8.63                17.46               183              15.06
  20.01  -  41.38               1,145               9.46                25.93                 7              21.38

The Company follows APB 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


determined based on the Black-Scholes value at the grant dates for awards as prescribed in SFAS Statement 123, "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:


                                                                              1996              1997
                                                                        ----------------  -----------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income..................................................           $10,434            $11,741
Pro forma earnings per share..........................................           $  0.36            $  0.39

The pro forma disclosures above include the amortization of the fair value of all options vesting during 1996 and 1997 net of stock option tax benefits. The weighted average Black-Scholes value of options granted under the stock option plans during 1996 and 1997 was $15.0 and $27.4 per share, respectively. Value was estimated using an expected life of five years, no dividends, volatility of
 .38, and risk-free interest rates of 6.0% and 6.5% in 1996 and 1997, respectfully.

Because the method prescribed by SFAS 123 has not been applied to options granted prior to September 30 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

7. SHAREHOLDERS' EQUITY

     Common Shares Outstanding
     -------------------------

                                                                         1995           1996           1997
                                                                     -------------  -------------  -------------
                                                                                   (IN THOUSANDS)
Balance, beginning of year.........................................        10,200         11,140         27,306
Conversion of preferred stock......................................            --         10,410             --
Initial public offering, net of offering of $3,848.................            --          4,941             --
Stock options exercised............................................           954            600            607
Stock warrants exercised...........................................            --            226            146
Stock issued under employee stock purchase plan....................            --             43            156
Repurchase of common stock.........................................           (14)           (54)           (14)
                                                                           ------         ------         ------
  Balance, end of year.............................................        11,140         27,306         28,201
                                                                           ======         ======         ======

     Stock Split
     -----------

In August 1997, shares of common stock were split two-for-one. All share and per share amounts have been retroactively restated to reflect the stock split.

    Common Stock Repurchase Rights
    ------------------------------

In 1994, all employees of Visio were offered the opportunity to accelerate the vesting of stock options and purchase an equal number of restricted common stock shares at the original option price. These restricted shares vest according to the vesting schedule of the corresponding options. The Company has the right of first refusal to purchase vested shares before they can be transferred at the then fair market value. Nonvested shares are not transferable. In fiscal 1997, employees purchased 19,500 restricted shares for $7,000 and the Company repurchased 11,250 shares for $1,000. As of September 30, 1997, a total of 167,676 shares were subject to repurchase.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

    Initial Public Offering
    -----------------------

In November 1995, the Company completed its initial public offering for the sale of 4,941,000 shares of common stock at $8.00 per share. The net proceeds, after underwriting discounts and offering expenses, from the sale of common stock was $35.7 million. Upon closing, all outstanding shares of preferred stock converted into 10,410,178 shares of common stock.

    Warrants
    --------

In connection with a venture lease agreement entered into in fiscal 1993, Visio granted a warrant to purchase 33,518 shares of Series B preferred stock at $0.60 per share. The warrant is exercisable for ten years after date of issuance or five years after an initial public offering of Visio's common stock, whichever period is shorter. Since the effective date of the initial public offering, the Series B preferred stock converted to common stock, and the warrant became exercisable for 33,518 shares of common stock at a purchase price of approximately $0.60 per share. In fiscal 1997, the warrant was exercised in full. Concurrent with the exercise of this warrant, 890 shares of common stock were repurchased by the Company for $20,000.

In connection with the 1994 sale of Series B preferred stock, Visio granted a warrant to purchase 450,000 shares of Common Stock at approximately $3.34 per share to an officer of the Company. The warrant is exercisable for six years after the date of issuance and vests ratably over a period of four years. In the event of a merger, consolidation, acquisition, reorganization or liquidation of the Company, the warrant will be canceled and all rights will terminate. The Company is required to deliver notice of reorganization no less than 15 business days before the date scheduled for reorganization. The holder has the right immediately prior to the reorganization to exercise the warrant. In fiscal 1997, 112,500 of these warrants were exercised.

    Common Shares Reserved
    ----------------------

Visio has reserved shares of common stock for future issuance as follows:

                                                                                      SEPTEMBER 30, 1997
                                                                                             1997
                                                                                             ----
                                                                                        (IN THOUSANDS)
   Stock options..................................................................                  5,149
   Employee stock purchase plan...................................................                    551
   Common stock purchase warrants.................................................                    113
                                                                                                    -----
                                                                                                    5,813
                                                                                                    =====

8. BUSINESS SEGMENT AND OTHER INFORMATION

The Company operates in one business segment: software products and related services for users of personal computers. Sales to unaffiliated customers accounting for greater than 10% of sales are as follows:


                                                                             YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                        1995            1996           1997
                                                                  ----------------  -------------  -------------
Customer A......................................................               30%            34%            35%
Customer B......................................................               17             16             12
Customer C......................................................               12              8              1

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


Information regarding the Company's operations in different geographic areas is set forth below. Revenues, operating income and identifiable assets are reported based on the location of the Company's facilities. Transfers between geographic locations are recorded based on a percentage of list price commensurate with respective costs.


                                                                            YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                    1995             1996             1997
                                                               --------------  ----------------  --------------
                                                                               (IN THOUSANDS)
Revenues:
  U.S. domestic customers....................................        $24,320           $37,708         $63,963
  Export customers...........................................             60               117              --
  Transfer between geographic locations......................             34                90              (3)
                                                                     -------           -------         -------
                                                                      24,414            37,915          63,960
                                                                     -------           -------         -------
European operations customers................................          9,844            21,874          35,552
  Transfer between geographic locations......................            138               100              89
                                                                     -------           -------         -------
                                                                       9,982            21,974          35,641
  Eliminations...............................................           (172)             (190)            (86)
                                                                     -------           -------         -------
                                                                     $34,224           $59,699         $99,515
                                                                     =======           =======         =======
Operating Income (loss)
  U.S. operations............................................         $3,540           $11,652         $13,844
  European operations........................................           (296)            2,927           3,229
  Eliminations...............................................            (38)               (6)              2
                                                                      ------           -------         -------
                                                                      $3,206           $14,573         $17,075
                                                                      ======           =======         =======
Identifiable assets:
  U.S. operations............................................        $ 9,965           $ 6,406         $ 23,003
  European operations........................................          2,585             4,467            7,134
  Eliminations...............................................           (366)             (372)            (516)
                                                                     -------           -------         --------
                                                                      12,184            10,501           29,621
Corporate assets.............................................          7,063            61,107           79,594
                                                                     -------           -------         --------
                                                                     $19,247           $71,608         $109,215
                                                                     =======           =======         ========

9. ACQUIRED TECHNOLOGY

In February 1997, the Company acquired certain assets of Boomerang Technology Inc., a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, California. Under the terms of the agreement, the Company primarily acquired source code for cash payments totaling $6.7 million. Visio accounted for the acquisition as a purchase with the entire purchase price allocated to acquired in-process technology and expensed in the period of purchase. The Company expects this technology will be incorporated into a future product offering.

In May 1997, the Company acquired certain assets of Sysdraw Software Company, a privately held network design and documentation solutions provider located in Lombard, Illinois. Visio acquired technology including the world's largest library of network diagramming shapes, an operating organization for creating new network diagramming shapes and solutions and certain other technology and assets for $5.5 million in cash, the issuance of a $1 million note payable as well as contingent consideration based on the achievement of certain performance goals within the next three years. The note payable bears interest at 6% and matures in August 1998. In addition to the purchase price, Visio incurred approximately $0.3 million in related acquisition costs. Visio accounted for the acquisition as a purchase with approximately $3.6 million of the purchase price allocated to acquired in-process

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


technology and the balance of the purchase price of $3.2 million was capitalized and will be amortized on a straight-line basis over its remaining useful life of five years.

The operating results of Boomerang Technology Inc. and Sysdraw Software Company were not considered material to the consolidated financial statements of Visio and, accordingly, pro forma information has not been presented.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows:

  FISCAL YEAR 1997                                                  QUARTER ENDED
                                         -------------------------------------------------------------------
                                            DEC 31        MAR 31       JUN 30       SEP 30       FISCAL YR
                                         -------------  -----------  -----------  -----------  -------------
                                                        (in thousands, except per share data)
  Revenues.............................        $19,010      $23,536     $ 25,805      $31,164        $99,515
  Gross profit.........................        $17,033      $21,145     $ 23,074      $27,684        $88,936
  Net income...........................        $ 4,384      $   481     $  3,286      $ 6,962        $15,113
  Earnings per share...................        $  0.15      $  0.02     $   0.11      $  0.23        $  0.50
  Shares used in computation of
   earnings per share..................         30,136       30,126       30,540       30,846         30,412

  Common stock prices
    High                                       $26 1/4      $26 5/8     $34 9/16      $41 3/4        $41 3/4
    Low                                        $20 5/8      $18 1/8     $19 1/2       $32  1/2       $18 1/8



  FISCAL YEAR 1996                                                  QUARTER ENDED
                                         --------------------------------------------------------------------
                                            DEC 31         MAR 31       JUN 30       SEP 30       FISCAL YR
                                         -------------  ------------  -----------  -----------  -------------
                                                        (in thousands, except per share data)
  Revenues.............................      $  13,417       $14,527      $15,231      $16,524      $  59,699
  Gross profit.........................      $  11,072       $12,143      $13,106      $14,677      $  50,998
  Net income...........................      $   2,079       $ 2,321      $ 2,845      $ 3,846      $  11,091
  Earnings per share...................          $0.08       $  0.08      $  0.10      $  0.13      $    0.39
  Shares used in computation of
   earnings per share..................         27,096        29,698       29,888       29,928         29,152

  Common Stock Prices
    High                                     $ 14 1/8        $14 7/8      $22 1/4      $22 1/8      $22 1/4
    Low                                      $ 10 13/16      $11          $12 3/8      $14 7/8      $10 13/16

Visio's common stock has been traded on the Nasdaq National Market under the symbol VSIO since the Company's initial public offering in November 1995. The high and low closing sales prices noted above are as reported on the Nasdaq National Market. On November 28, 1997, there were 119 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock.

                                                                     SCHEDULE II

                               VISIO CORPORATION


                          VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                    BALANCE AT        ADDITIONS CHARGED                             BALANCE
                                                   BEGINNING OF         TO COSTS AND           REDUCTIONS           AT END
                                                      PERIOD               EXPENSES            WRITE-OFFS          OF PERIOD
                                                 --------------      ---------------------    --------------      -------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended September 30, 1997...................             $649                   $524              $(24)             $1,149
Year ended September 30, 1996...................             $344                   $329              $(24)             $  649
Year ended September 30, 1995...................             $162                   $172              $  -              $  344

                                                    BALANCE AT        ADDITIONS CHARGED                             BALANCE
                                                   BEGINNING OF         TO COSTS AND           REDUCTIONS           AT END
                                                      PERIOD               EXPENSES            WRITE-OFFS          OF PERIOD
                                                 --------------      ---------------------   --------------      -------------

RESERVE FOR OBSOLETE INVENTORY:
Year ended September 30, 1997...................             $579                   $281             $(288)               $572
Year ended September 30, 1996...................             $746                   $646             $(813)               $579
Year ended September 30, 1995...................             $253                   $651             $(158)               $746

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998.


ITEM 11.   EXECUTIVE COMPENSATION


The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this item is incorporated by reference from the sections labeled "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this item is incorporated by reference from the sections labeled "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

     The financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements listed on page 22 of this Annual Report on Form 10-K.

     2.  FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule is set forth in the Index to Financial Statements listed on page 22 of this Annual Report on Form 10-K.

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

     3.  EXHIBITS

     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index contained herein.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1997.

                               INDEX TO EXHIBITS

NUMBER                                             DESCRIPTION                                          PAGE
------------  -------------------------------------------------------------------------------------  -----------
     3.1         Fourth Restated Articles of Incorporation of Visio Corporation                              +
     3.2         Restated Bylaws of Visio Corporation                                                        +
     4.1         Specimen Common Stock Certificate of Visio Corporation                                      *
    10.1         1990 Stock Option Plan, as amended                                                          +
    10.2         1995 Long-Term Incentive Stock Option Plan, as amended                                      +
    10.3         1995 Stock Option Plan for Nonemployee Directors, as amended                                +
    10.4         Office Lease between Visio Corporation and Sixth & Pike Associates, L.P. dated              *
                 October 28, 1993
    10.4(a)      Amendment to Office Lease between Visio Corporation and Sixth & Pike Associates,           ***
                 L.P.  dated June 13, 1996.
    10.5         Office Lease between Shapeware International Limited and Irish Airlines Pensions            *
                 Limited dated March 25, 1995
    10.6         Master Lease Agreement between Visio Corporation and Comdisco, Inc. dated                   *
                 February 23, 1993
    10.7         Registration Rights Agreement among Visio Corporation and the Investors, as                 *
                 defined therein, dated as of April 11, 1991, as amended
    10.8         Warrant Agreement dated as of February 23, 1993 between Visio Corporation and               *
                 Comdisco, Inc.
    10.9         Common Stock Purchase Warrant issued April 22, 1994 to Gary Gigot                           *
    10.10        Loan and Security Agreement between Silicon Valley Bank and Visio Corporation               *
                 dated January 26, 1994, as amended
    10.10(a)     Amendment to the Loan and Security Agreement  between Silicon Valley Bank and Visio        ***
                 Corporation dated April 3, 1996
    10.10(b)     Amendment to the Loan and Security Agreement  between Silicon Valley Bank and Visio       *****
                 Corporation dated February 28, 1997
    10.11        Form of Indemnification Agreement for directors and officers                                *
    10.12/o/     Distribution Agreement dated as of December 14, 1992, as amended, between Visio             *
                 Corporation and Merisel, Inc.
    10.13/o/     Distributor Agreement dated as of November 2, 1992, as amended, between Visio               *
                 Corporation and Ingram Micro, Inc.
    10.14/o/     Reseller Agreement dated as of August 8, 1993, as amended, between Visio Corporation        *
                 and Egghead, Inc.
    10.15/o/     Distribution Agreement dated as of January 1, 1995, between Visio Corporation and           *
                 ASCII Corporation
    10.15(a)/o/  Agreement for the Amendment of Distribution Agreement dated January 15, 1996,              **
                 between Visio Corporation and ASCII Corporation
    10.16/o/     License Agreement dated as of July 10, 1995                                                 *
    10.17/o/     Distribution Agreement dated September 25, 1996, between Visio Corporation and ASCII      ****
                 Corporation
    10.18        Office Lease between Visio International Limited and Erin Executor & Trustee Co.          ****
                 Limited dated August 20, 1996
    10.19        Asset Purchase Agreement between Visio Corporation and Boomerang Technology, Inc.         *****
                 dated February 21,1997
    10.20        Asset Purchase Agreement between Visio Corporation and SysDraw Software Company          ******
                 dated May 1, 1997
    10.21        1995 Employee Stock Purchase Plan, as amended                                               +
    11.1         Computation of Net Income Per Share                                                         +
    21.1         Subsidiaries of the registrant                                                              +
    23.1         Consent of Ernst & Young LLP, Independent Auditors                                          +
    24.1         Power of Attorney (contained on signature page)



    27.1         Financial Data Schedule, which is submitted electronically to the Securities and            +
                 Exchange Commission for information purposes only and not filed.
----------------------
+             Filed herewith.
*             Filed as an exhibit to the registrant's Registration Statement on Form S-1 (Registration No.
              33-96986) effective November 9, 1995 and incorporated herein by reference.
**            Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              March 31, 1996 and incorporated herein by reference.
***           Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              June 30, 1996 and incorporated herein by reference.
****          Filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended September
              30, 1996 and incorporated herein by reference.
*****         Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              March 31, 1997 and incorporated herein by reference.
******        Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
              June 30, 1997 and incorporated herein by reference.
/o/           Confidential treatment.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                         VISIO CORPORATION


                         /s/ JEREMY A. JAECH
                         -------------------
                         Jeremy A. Jaech
                         President and Chief Executive Officer

                         Date: December 23, 1997


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

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons, on behalf of the registrant, in the capacities and on the days indicated.



            SIGNATURE                                       TITLE                                    DATE
---------------------------------  -------------------------------------------------------  ----------------------
/s/ JEREMY A. JAECH                President, Chief Executive Officer and Chairman of       December 23, 1997
---------------------------------  the Board of Directors(Principal Executive Officer)
Jeremy A. Jaech

/s/ STEVE M. GORDON                Chief Financial Officer, Senior Vice President,          December 23, 1997
---------------------------------  Finance and Operations, and Assistant Secretary
Steve M. Gordon                    (Principal Financial and Accounting Officer)


/s/ THEODORE C. JOHNSON            Chief Technology Officer, Executive Vice President,      December 23, 1997
---------------------------------  and Director
Theodore C. Johnson

/s/ TOM A. ALBERG                  Director                                                 December 23, 1997
---------------------------------
Tom A. Alberg

/s/ THOMAS H. BYERS                Director                                                 December 23, 1997
---------------------------------
Thomas H. Byers

/s/ JOHN R. JOHNSTON               Director                                                 December 23, 1997
---------------------------------
John R. Johnston

/s/ DOUGLAS MACKENZIE              Director                                                 December 23, 1997
---------------------------------
Douglas Mackenzie

/s/ SCOTT OKI                      Director                                                 December 23, 1997
---------------------------------
Scott Oki