Form 10-Q
period 1997-12-31
VISIO CORP
filed 1998-02-17
CIK 946665

 ===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________
                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

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

                  Yes  X                               No
                      ---                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                              Class                                     Shares outstanding as of January 31, 1998
                  -----------------------------                         -----------------------------------------
                  Common Stock ($.01 par value)                                         28,662,041

================================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31 1997

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION

                                                                                                                                PAGE
                                                                                                                                ----
ITEM 1.  FINANCIAL STATEMENTS
     Balance Sheets as of December 31, 1997 and September 30, 1997.............................................................  2

     Statements of Income for the three months ended December 31, 1997 and 1996................................................  3

     Statements of Cash Flows for the three months ended December 31, 1997 and 1996............................................  4

     Notes to Financial Statements.............................................................................................  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................  7

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................................... 15

SIGNATURES..................................................................................................................... 16

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               VISIO CORPORATION

                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                 DECEMBER  31,       SEPTEMBER 30,
                                                      1997               1997
                                                 -------------       -------------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and short-term investments                   $ 83,739            $ 79,594
  Accounts receivable                                 12,192               6,360
  Inventories                                          1,181               1,079
  Prepaid expenses                                     4,614               3,991
  Deferred income taxes                                6,872               7,291
                                                    --------            --------
    Total current assets                             108,598              98,315
Equipment and leasehold improvements                   8,872               8,039
Capitalized technology                                 2,744               2,861
                                                    --------            --------
      Total assets                                  $120,214            $109,215
                                                    ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  5,558            $  5,954
  Accrued compensation and benefits                    4,221               2,706
  Other accrued liabilities                           11,965              10,717
  Deferred revenue                                     6,741               8,998
  Income taxes payable                                 4,489               2,988
  Current portion of notes payable                     1,039               1,024
                                                    --------            --------
    Total current liabilities                         34,013              32,387
                                                    --------            --------
Shareholders' equity :
  Common stock                                        53,513              52,258
  Retained earnings                                   32,688              24,570
                                                    --------            --------
    Total shareholders' equity                        86,201              76,828
                                                    --------            --------
      Total liabilities and shareholders' equity    $120,214            $109,215
                                                    ========            ========

See accompanying notes.

                               VISIO CORPORATION

                             STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              -------------------------
                                                                 1997           1996
                                                              ----------     ----------
Revenues                                                        $37,046        $19,010
Cost of revenues                                                  3,349          1,977
                                                                -------        -------
Gross profit                                                     33,697         17,033
                                                                -------        -------
Operating expenses:
  Research and development                                        5,897          2,705
  Sales and marketing                                            15,362          7,490
  General and administrative                                      2,773          1,366
                                                                -------        -------
    Total operating expenses                                     24,032         11,561
                                                                -------        -------
Operating income                                                  9,665          5,472
Interest and other income, net                                    1,141            452
                                                                -------        -------
Income before income taxes                                       10,806          5,924
Provision for income taxes                                        2,810          1,540
                                                                -------        -------
Net income                                                      $ 7,996        $ 4,384
                                                                =======        =======
Basic earnings per share                                          $0.28          $0.16
                                                                =======        =======
Shares used in computation of basic earnings per share           28,195         27,050
                                                                =======        =======
Diluted earnings per share                                        $0.26          $0.15
                                                                =======        =======
Shares used in computation of diluted earnings per share         30,926         30,135
                                                                =======        =======

See accompanying notes.

                               VISIO CORPORATION

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                            -----------------------
                                                                               1997         1996
                                                                            ----------   ----------
CASH FLOWS FROM OPERATIONS:
  Net income                                                                $  7,996       $ 4,384
  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                              1,246           499
    Deferred income taxes                                                        419          (517)
    Changes:
      Accounts receivable                                                     (5,881)       (1,047)
      Inventories                                                               (104)          (75)
      Prepaid expenses                                                          (652)          222
      Accounts payable                                                          (387)         (294)
      Accrued compensation and benefits                                        1,520           (96)
      Deferred revenue                                                        (2,256)          605
      Other accrued liabilities                                                1,286           483
      Income taxes payable                                                     2,334         2,073
                                                                            --------       -------
  Net cash from operations                                                     5,521         6,237
                                                                            --------       -------
CASH FLOWS USED FOR INVESTMENTS:
  Purchases of short-term investments                                        (29,699)          --
  Purchases of equipment and leasehold improvements                           (2,027)         (608)
                                                                            --------       -------
  Net cash used for investments                                              (31,726)         (608)
                                                                            --------       -------
CASH FLOWS FROM FINANCING:
  Issuance of common stock                                                       636           618
  Payments on long-term obligations                                              --            (85)
                                                                            --------       -------
  Net cash from financing                                                        636           533
                                                                            --------       -------

Net increase (decrease) in cash and cash equivalents                         (25,569)        6,162
Effect of exchange rate changes on cash                                          (42)           53
Cash and cash equivalents, beginning                                          58,222        42,506
                                                                            --------       -------
Cash and cash equivalents, end                                                32,611        48,721
Short-term investments                                                        51,128        18,540
                                                                            --------       -------
Cash and short-term investments                                             $ 83,739       $67,261
                                                                            ========       =======

See accompanying notes.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements of Visio Corporation ("Visio" or the "Company") at December 31, 1997 and for the three month periods ended December 31, 1997 and 1996 are unaudited and reflect all adjustments, consisting of only normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1997 included in Visio's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended December 31, 1997, September 30, 1997 and December 31, 1996 reflect amounts as of and for the periods ended January 2, 1998, October 3, 1997 and December 27, 1996, respectively.

     In January 1998, Visio completed the merger of MarComp, Inc. ("MarComp") in exchange for 50,014 shares of Visio common stock. The merger will be accounted for as a pooling of interests. The results of operations of MarComp were not material to Visio's consolidated financial statements, and therefore, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which the Company has adopted effective for periods ending December 31, 1997. Pursuant to the requirements of Statement No. 128, the Company has changed the method previously used to compute earnings per share and has restated all prior periods whereby the calculation of primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effective stock options and stock warrants is excluded.

                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                       BASIC                       DILUTED
                                                                ----------------------     ---------------------
                                                                  1997          1996         1997         1996
                                                                --------      --------     --------     --------
                                                                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Weighted average common shares outstanding                       28,282        27,486       28,282       27,486
Restricted stock subject to repurchase                              (87)         (436)         n/a          n/a
Net effect of dilutive stock options and warrants
calculated using the treasury stock method and the
average stock price                                                 n/a           n/a        2,644        2,649
                                                                -------       -------      -------       ------

Total                                                            28,195        27,050       30,926       30,135
                                                                =======       =======      =======      =======
Net Income                                                      $ 7,996       $ 4,384      $ 7,996      $ 4,384
                                                                =======       =======      =======      =======
Earnings per share                                              $  0.28       $  0.16      $  0.26      $  0.15
                                                                =======       =======      =======      =======

INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                      December 31,  September 30,
                                          1997          1997
                                      ------------  -------------
                                           (in thousands)
Raw Materials                            $  405        $  299
Finished Goods                              776           780
                                         ------        ------
                                         $1,181        $1,079
                                         ======        ======

SUBSEQUENT EVENTS

     On January 22, 1998, Visio agreed to merge with MarComp Inc. ("MarComp"), a privately held provider of programming toolkits for access to Autodesk AutoCAD
 .dwg and .dxf file formats. MarComp is located in Parkton, Maryland. Under the terms of the reorganization agreement, Visio exchanged 50,014 shares of its unregistered common stock for all of the outstanding shares of MarComp. The transaction will be accounted for as a pooling of interests.

     On February 10, 1998, the Company agreed to acquire InfoModelers, Inc. ("InfoModelers"), a privately held, leading supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. The transaction will be accounted for using the purchase method.

     Under the terms of the agreement, Visio issued 200,000 shares of its common stock for substantially all of the assets of InfoModelers. Based upon closing stock prices in February 1998, the transaction will be valued at approximately $7.8 million for InfoModeler shareholders. This transaction will result in one-time charges of approximately $6.7 million with respect to in-process research and development and approximately $0.2 million in other acquisition related charges.

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

     When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include but are not limited to fluctuations in quarterly performance, dependence on other products, including Microsoft Windows, competition in the business drawing and diagramming software market, timing and customer acceptance of new products, the Company's ability to manage growth and integrate acquired technology, potential changes in licensing and marketing methods and changes in general economic conditions. Additional information concerning these and other risks is described in the "Certain Risk Factors that may Impact Future Results of Operations" section of the Company's Form 10-K for the fiscal year ended September 30, 1997, and, from time to time, in other reports filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


- - - - - - - - - - -
VISIO is a registered trademark of Visio Corporation.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.

                                             THREE MONTHS ENDED
                                                DECEMBER 31,
                                             ------------------
                                              1997        1996
                                             ------      ------
Revenues...................................  100.0%      100.0%
Cost of revenues...........................    9.0        10.4
                                             -----       -----
Gross margin...............................   91.0        89.6
                                             -----       -----
Operating expenses:
  Research and development.................   15.9        14.2
  Sales and marketing......................   41.5        39.4
  General and administrative...............    7.5         7.2
                                             -----       -----
Total operating expenses...................   64.9        60.8
                                             -----       -----
Income from operations.....................   26.1        28.8
Other income, net..........................    3.1         2.4
                                             -----       -----
Income before income taxes.................   29.2        31.2
Provision for income taxes.................    7.6         8.1
                                             -----       -----
Net income.................................   21.6%       23.1%
                                             =====       =====

     REVENUES

     Revenues include the license of software products, maintenance and support contracts, net of reserves for estimated future returns and allowances. License revenues are derived from packaged software products, volume licenses, international royalties and certain OEM arrangements.

     In August 1997 Visio upgraded its most significant products, Visio Standard, Visio Technical and Visio Professional to version 5.0. Revenues for the first quarter of fiscal 1998 increased 95% over the same quarter in the prior year. The increase in revenues was due primarily to sales volume growth across product groups, distribution channels and geographic regions.

     The following table sets forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                               THREE MONTHS ENDED DECEMBER 31,
                                        ------------------------------------------
                                             1997              1996         CHANGE
                                        --------------    ---------------   ------
                                                 (DOLLARS IN THOUSANDS)
Revenues:
  Business diagramming................  $12,132   32.7%   $11,722   61.7%     3.8%
  Technical drawing...................    8,969   24.2      7,288   38.3     23.1%
  IS design and documentation.........   15,945   43.1         --     --       --
                                        -------  -----    -------  -----
     Total revenues...................  $37,046  100.0%   $19,010  100.0%    94.9%
                                        =======  =====    =======  =====

     Product Groups: Visio Professional, the Company's first product in the IS design and documentation product group which initially shipped in the second quarter of fiscal 1997, significantly impacted the revenue mix within the product groups for the quarter ended December 31, 1997. Visio Professional contributed 43% of total revenues for the three months ended December 31, 1997. The business diagramming product group revenues increased 4% for the quarter ended December 31, 1997 over the comparable period in fiscal 1997. The Company believes that the percentage growth in the business diagramming product group has been impacted by cannibalization from Visio Professional. The Company believes that customers who may otherwise have purchased Visio Standard are choosing Visio Professional for it's added features and content. Many Visio Standard customers in the past were information technology professionals who can now choose Visio Professional, which provides them with more of the functionality they need. The technical drawing product group revenues increased 23% for the quarter ended December 31, 1997 over the comparable period in fiscal 1997. The Company believes that the percentage growth in the technical drawing product group has also been impacted by cannibalization from Visio Professional.

     Sales Channels:  Visio classifies its revenues in four sales channels:
"Distribution," "Direct," "Volume Licensing," and "OEM." Distribution revenues represent sales of packaged products through national distributors and corporate, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company, including upgrades, generally to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from volume licenses, which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The typical sales cycle for a volume license is six to eighteen months. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues, which are priced separately and recognized over the lives of the contracts. OEM revenues include licenses of Visio products to hardware and software manufacturers for bundling arrangements. OEM revenues include packaged product sales, as well as royalty payments with no associated product costs.

                                   THREE MONTHS ENDED DECEMBER 31,
                             --------------------------------------------
                                   1997              1996          CHANGE
                             ---------------   ---------------    -------
                                      (DOLLARS IN THOUSANDS)
Revenues:
Distribution................ $26,778   72.3%   $13,960   73.4%     91.8 %
Direct......................   3,340    9.0      1,440    7.6     131.9 %
Volume Licensing............   6,897   18.6      3,371   17.7     104.6 %
OEM.........................      31    0.1        239    1.3     (87.0)%
                             -------  -----    -------  -----
     Total revenues......... $37,046  100.0%   $19,010  100.0%     94.9 %
                             =======  =====    =======  =====

     Growth in the Distribution channel was driven by the strength of Visio Professional as well as increased upgrade revenues. Direct channel growth was from increased upgrade revenues as well as revenues from Visio Network Equipment which is sold primarily in the direct channel. Volume Licensing channel revenues grew 105% for the three month period ended December 31, 1997, over the comparable period in fiscal 1997. This strong growth reflects continued investment in the corporate volume licensing program.

     The following table sets forth revenues by geography with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                       THREE MONTHS ENDED DECEMBER 31,
                                  ------------------------------------------

                                       1997              1996        CHANGE
                                  ---------------   ---------------  -------
                                           (DOLLARS IN THOUSANDS)
Revenues:
North America                     $21,000   56.7%   $10,970   57.7%   91.4%

Europe                             10,219   27.6      4,841   25.5   111.1%
Rest of world                       5,827   15.7      3,199   16.8    82.2%
                                  -------  -----    -------  -----
      Total international          16,046   43.3      8,040   42.3    99.6%
                                  -------  -----    -------  -----

            Total revenues        $37,046  100.0%   $19,010  100.0%   94.9%
                                  =======  =====             =====

     Geography:   Revenues in the U.S. and Canada for the quarter ended December
31, 1997 increased over the comparable period of fiscal 1997 primarily due to the contribution of Visio Professional, which was not available in the comparable quarter in fiscal 1997. International revenues for the quarter ended December 31, 1997 increased over the comparable period of fiscal 1997 primarily due to the contribution of Visio Professional, which was first introduced in French and Kanji in the December 1997 quarter, the upgrade to version 5.0 and the continued growth of Visio Technical.

COST OF REVENUES

     The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                               DECEMBER 31,
                           ------------------------------------------------
                                 1997                  1996          CHANGE
                           ---------------      ----------------     ------
                                        (DOLLARS IN THOUSANDS)
Three months ended         $3,349     9.0%      $1,977      10.4%     69.4%


     Cost of revenues varies with the mix of Distribution, Direct, Volume Licensing and OEM revenues, due to relative variations in the standard product costs associated with each revenue category, and with fluctuations in period costs. Standard product costs consist primarily of documentation, packaging, media duplication, assembly and material management costs. Period costs consist primarily of certain royalties, technical support, production management, freight and fulfillment, amortization of capitalized acquired technology, standard material variances and inventory valuation adjustments.

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

     The decrease in cost of revenues as a percentage of revenues for the quarter ended December 31, 1997 over the comparable period of fiscal 1997 resulted from the increased use of lower cost CD-ROM media and other raw material cost reductions, an increase in the percentage of revenue from Visio Professional and Visio Technical which have lower standard product costs as a percentage of revenues than Visio Standard and increased Volume Licensing revenues which have little or no standard product costs. These decreases were partially offset by increased royalty costs for licensed technology including Visual Basic for Applications (VBA) from Microsoft Corporation and increased amortization costs of capitalized technology.

     RESEARCH AND DEVELOPMENT

     The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                                            DECEMBER  31,
                              -------------------------------------------------------------------
                                    1997                        1996                   CHANGE
                              -----------------       ------------------------     --------------
                                                       (DOLLARS IN THOUSANDS)
Three months ended            $5,897      15.9%           $2,705         14.2%          118.0%

     Research and development expenses consist primarily of personnel, contract services, occupancy and equipment costs required to conduct the Company's product development efforts. Product development includes product engineering, documentation development, localization, usability testing, quality assurance and advanced research and development costs. Product localization costs and lump sum payments for technology such as file converters are capitalized and amortized to development over the lesser of the useful life or 18 months. Such amortization has not been significant. Research and development expenses are charged to operations as incurred. The Company has not capitalized certain software development costs subsequent to the establishment of technological feasibility, as these costs have been immaterial.

     Increases in research and development expenses in absolute terms for the quarter ended December 31, 1997 over the quarter ended December 31, 1996 resulted primarily from planned additions to the Company's development organization. The increase in research and development as a percentage of revenues resulted primarily from the costs associated with developing IntelliCAD, the Company's new PC CAD product that is expected to be released in March 1998.

     SALES AND MARKETING

     The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.



                                                            DECEMBER  31,
                              -------------------------------------------------------------------
                                    1997                        1996                   CHANGE
                              -----------------       ------------------------     --------------
                                                       (DOLLARS IN THOUSANDS)
Three months ended            $15,362     41.5%           $7,490         39.4%          105.1%

     Sales and marketing expenses have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in absolute terms in the first fiscal quarter of 1998 over the comparable quarter in fiscal 1997 was primarily due to expansion in international markets, increased product marketing costs to support new products and upgrades to existing products and additions to the corporate sales force. The increase in sales and marketing expenses as a percentage of revenues was primarily from increased marketing support for the international release of Visio upgrades to version 5.0 and marketing investments associated with the upcoming IntelliCAD release.

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

                                                                     DECEMBER 31,
                                              -------------------------------------------------------
                                                    1997                1996                CHANGE
                                              ---------------    ------------------      ------------
                                                               (DOLLARS IN THOUSANDS)
Three months ended                            $2,773     7.5%       $1,366     7.2%         103.0%


     General and administrative expenses increased in absolute terms in the first quarter of fiscal 1998 over the corresponding periods of fiscal 1997 primarily due to increased staffing to support the Company's growth as well as the establishment of Visio's operational headquarters for the Asia Pacific region in the second quarter of fiscal 1997. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support the Company's revenue growth.

     INTEREST AND OTHER INCOME, NET

     Interest income for the first quarter of fiscal 1998 of $1.0 million increased 84% over the first quarter of fiscal 1997. The increase in fiscal 1998 was primarily due to a larger cash and short-term investment balance. Other income includes grant income from the Industrial Development Agency of Ireland and foreign currency transaction gains and losses. Visio currently hedges foreign exchange transaction exposures.

     INCOME TAXES

     The Company's effective income tax rate was 26% for both the fiscal 1998 and fiscal 1997 periods.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and short-term investments totaling $83.7 million, an increase of $4.1 million from September 30, 1997. The increase in cash and short-term investments was due primarily to cash generated from operations and cash proceeds from the issuance of shares through the employee stock option program. The Company has an unused $1.0 million unsecured bank line of credit, which matures on February 28, 1998. The Company anticipates renewal of this line of credit under substantially similar terms.

     At December 31, 1997, the Company's principal commitments consisted primarily of leases on its facilities. The Company's capital expenditures totaled $2.0 million in the first three months of fiscal 1997. At December 31,1997, the Company did not have any material commitments for capital. The Company believes that its current cash balances, funds available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

     From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At December 31, 1997, the Company had no material agreements or commitments with respect to any such transactions requiring cash payments.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Accounting Standards Executive Committee has issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes SOP 91-1, the former literature on software revenue recognition. This Statement will be effective beginning in fiscal year 1999. The Company believes it is in compliance with the provisions of SOP 97-2, and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

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



Date:  February 17, 1998          VISIO CORPORATION


                                  By:  /s/ STEVE GORDON
                                  ----------------------------------------
                                       Steve Gordon
                                       Senior Vice President, Finance
                                         and Operations;
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION                              PAGE
-----------                  -----------                              ----
   27.1              Financial Data Schedule which is submitted
                     electronically to the Securities and Exchange
                     Commission for information purposes only and
                     not filed.
