Form 10-Q
period 1998-03-31
VISIO CORP
filed 1998-05-18
CIK 946665

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ____________________

                                   FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

                    Yes  X                    No
                        ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Class                   Shares outstanding as of April 30, 1998
------------------------------------   ---------------------------------------
    Common Stock ($.01 par value)                29,330,352

================================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS
         Balance Sheets as of March 31, 1998 and September 30, 1997........................   2
         Statements of Income for the three and six months ended March 31, 1998 and 1997...   3
         Statements of Cash Flows for the six months ended March 31, 1998 and 1997.........   4
         Notes to Financial Statements.....................................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................................   8

                          PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................   17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................   18
SIGNATURES.................................................................................   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               VISIO CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH  31,         SEPTEMBER 30,
                                                                                1998                1997
                                                                           -------------        -------------
                                                                            (UNAUDITED)
Assets
Current assets:
 Cash and short-term investments......................................     $     91,835         $     79,594
 Accounts receivable..................................................           14,004                6,360
 Inventories..........................................................            1,434                1,079
 Prepaid expenses.....................................................            6,210                3,991
 Deferred income taxes................................................            8,035                7,291
                                                                           -------------        -------------
  Total current assets................................................          121,518               98,315
Equipment and leasehold improvements..................................            9,051                8,039
Capitalized technology................................................            2,578                2,861
                                                                           -------------        -------------
    Total assets......................................................     $    133,147         $    109,215
                                                                           =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................     $      6,026         $      5,954
 Accrued compensation and benefits....................................            3,881                2,706
 Other accrued liabilities............................................           13,772               10,717
 Deferred revenue.....................................................            7,202                8,998
 Income taxes payable.................................................            1,766                2,988
 Current portion of notes payable.....................................              724                1,024
                                                                           -------------        -------------
  Total current liabilities...........................................           33,371               32,387
                                                                           -------------        -------------
Shareholders' equity:
 Common stock.........................................................           64,090               52,258
 Retained earnings....................................................           35,686               24,570
                                                                           -------------        -------------
  Total shareholders' equity..........................................           99,776               76,828
                                                                           -------------        -------------
    Total liabilities and shareholders' equity........................     $    133,147         $    109,215
                                                                           =============        =============

See accompanying notes.

                               VISIO CORPORATION
                             STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               MARCH 31,              MARCH 31,
                                                         ---------------------  ----------------------
                                                            1998       1997        1998       1997
                                                         ---------- ----------  ----------  ----------

Revenues...............................................    $39,649    $23,536     $76,695    $42,546
Cost of revenues.......................................      3,607      2,391       6,956      4,368
                                                           -------    -------     -------    -------
Gross profit...........................................     36,042     21,145      69,739     38,178
                                                           -------    -------     -------    -------
Operating expenses:
 Research and development..............................      6,444      3,459      12,341      6,164
 Sales and marketing...................................     16,183      9,313      31,545     16,803
 General and administrative............................      2,830      1,816       5,603      3,182
 Acquired technology...................................      7,090      6,697       7,090      6,697
                                                           -------    -------     -------    -------
   Total operating expenses............................     32,547     21,285      56,579     32,846
                                                           -------    -------     -------    -------
Operating income (loss)................................      3,495       (140)     13,160      5,332

Interest and other income, net.........................      1,363        790       2,504      1,242
                                                           -------    -------     -------    -------
Income before income taxes.............................      4,858        650      15,664      6,574
Provision for income taxes.............................      1,263        169       4,073      1,709
                                                           -------    -------     -------    -------
Net income.............................................    $ 3,595    $   481     $11,591    $ 4,865
                                                           =======    =======     =======    =======

Basic earnings per share...............................      $0.12      $0.02       $0.41      $0.18
                                                           =======    =======     =======    =======

Shares used in computation of basic earnings per share.
                                                            28,827     27,353      28,511     27,202
                                                           =======    =======     =======    =======

Diluted earnings per share.............................      $0.12      $0.02       $0.37      $0.16
                                                           =======    =======     =======    =======
Shares used in computation of diluted earnings per
 share.................................................     31,188     30,127      31,057     30,131
                                                           =======    =======     =======    =======

See accompanying notes.

                               VISIO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -------------------------------
                                                                               1998            1997
                                                                          --------------   --------------
CASH FLOWS FROM OPERATIONS:
  Net income.......................................................         $ 11,591          $  4,865
  Adjustments to reconcile net income to net cash from operations:
   Depreciation and amortization...................................            2,140               866
   Deferred income taxes...........................................              249            (3,554)
   Issuance of common stock for acquired technology................            6,964                 -
   Changes:
     Accounts receivable...........................................           (7,777)           (4,073)
     Inventories...................................................             (382)              (98)
     Prepaid expenses..............................................           (2,485)             (268)
     Accounts payable..............................................              113             1,028
     Accrued compensation and benefits.............................            1,159               549
     Deferred revenue..............................................           (1,781)              881
     Other accrued liabilities.....................................            3,059             2,271
     Income taxes payable..........................................              319             1,343
                                                                            --------          --------
  Net cash from operations.........................................           13,169             3,810
                                                                            --------          --------
CASH FLOWS USED FOR INVESTMENTS:
  Purchases of short-term investments..............................          (29,699)          (11,018)
  Proceeds from maturities of short-term investments...............            5,500             8,500
  Purchases of equipment and leasehold improvements................           (3,355)           (1,666)
                                                                            --------          --------
  Net cash used for investments....................................          (27,554)           (4,184)
                                                                            --------          --------
CASH FLOWS FROM FINANCING:
  Issuance of common stock.........................................            2,538             2,751
  Payments on long-term obligations................................             (300)             (170)
                                                                            --------          --------
  Net cash from financing..........................................            2,238             2,581
                                                                            --------          --------

Net increase (decrease) in cash and cash equivalents...............          (12,147)            2,207
Effect of exchange rate changes on cash............................             (411)             (145)
Cash and cash equivalents, beginning...............................           58,222            42,506
                                                                            --------          --------
Cash and cash equivalents, end.....................................           45,664            44,568
Short-term investments.............................................           46,171            21,108
                                                                            --------          --------
Cash and short-term investments....................................         $ 91,835          $ 65,676
                                                                            ========          ========

See accompanying notes.

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements of Visio Corporation ("Visio" or the "Company") at March 31, 1998 and for the three- and six-month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments, consisting of only normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1997 included in Visio's Annual Report on Form 10-K. The results of operations for the three- and six-months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended March 31, 1998, September 30, 1997 and March 31, 1997 reflect amounts as of and for the periods ended April 3, 1998, October 3, 1997 and March 28, 1997, respectively.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No.128, Earnings Per Share, which the company has adopted effective for periods ending December 31, 1997. Pursuant to the requirements of Statement 128, the Company has changed the method previously used to compute earnings per share and has restated all prior periods whereby the calculation of primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and stock warrants are excluded.


                                                                            THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------------------------------------
                                                                         BASIC                         DILUTED
                                                             -----------------------------  ----------------------------
                                                                 1998            1997            1998           1997
                                                             -------------   -------------  -------------   ------------
                                                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

Weighted average common shares outstanding................         28,864          27,701          28,864         27,701

Restricted stock subject to repurchase....................            (37)           (348)            n/a            n/a
Net effect of dilutive stock options and warrants
 calculated using the treasury stock method and the
 average stock price......................................            n/a             n/a           2,324          2,426
                                                                  -------         -------         -------        -------

Total.....................................................         28,827          27,353          31,188         30,127
                                                                  =======         =======         =======        =======
Net Income................................................        $ 3,595         $   481         $ 3,595        $   481
                                                                  =======         =======         =======        =======
Earnings per share........................................        $  0.12         $  0.02         $  0.12        $  0.02
                                                                  =======         =======         =======        =======

                                                                             SIX MONTHS ENDED MARCH 31,
                                                             -----------------------------------------------------------
                                                                         BASIC                         DILUTED
                                                             -----------------------------  ----------------------------
                                                                 1998            1997            1998           1997
                                                             --------------  -------------  --------------  ------------
                                                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

Weighted average common shares outstanding................         28,573          27,594          28,573         27,594
Restricted stock subject to repurchase....................            (62)           (392)            n/a            n/a
Net effect of dilutive stock options and warrants
 calculated using the treasury stock method and the
 average stock price......................................            n/a             n/a           2,484          2,537
                                                                  -------         -------         -------        -------

Total.....................................................         28,511          27,202          31,057         30,131
                                                                  =======         =======         =======        =======
Net Income................................................        $11,591         $ 4,865         $11,591        $ 4,865
                                                                  =======         =======         =======        =======
Earnings per share........................................        $  0.41         $  0.18         $  0.37        $  0.16
                                                                  =======         =======         =======        =======


INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:


                                                         March 31,         September 30,
                                                           1998                1997
                                                                (in thousands)
Raw Materials.....................................         $  620              $  299
Finished Goods....................................            814                 780
                                                           ------              ------
                                                           $1,434              $1,079
                                                           ======              ======

ACQUISITIONS

     On January 22, 1998, Visio agreed to merge with MarComp Inc. ("MarComp"), a privately held provider of programming toolkits for access to Autodesk AutoCAD
 .dwg and .dxf file formats. MarComp is located in Parkton, Maryland. Under the terms of the reorganization agreement, Visio exchanged 50,014 shares of its unregistered common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests. Due to the immateriality of the amounts involved, prior periods have not been restated.
The transaction resulted in an increase in equity of $100,000 primarily due to the acquisition of cash and accounts receivable from Marcomp and resulted in a one-time charge of approximately $100,000 in acquisition related charges in the quarter ended March 31, 1998.

     On February 10, 1998, the Company agreed to acquire InfoModelers, Inc. ("InfoModelers"), a privately held, leading supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. The transaction will be accounted for using the purchase method. Under the terms of the agreement, Visio issued 200,000 shares of its common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was valued at approximately $7.8 million for InfoModeler shareholders. This transaction resulted in a one-time charge of approximately $7.0 million with respect to in-process research and development. The Company expects this technology to be included in a future product offering.

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

     The operating results of Boomerang, Marcomp and Infomodelers were not considered material to the consolidated financial statements of Visio and, accordingly, pro forma information has not been presented.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement Statement No. 130 for its fiscal year 1999.

SEGMENT REPORTING

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information to determine whether this will have an impact on its financial statement reporting. The Company will be required to implement Statement No. 131 for its fiscal year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Visio, which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95 and Windows NT operating systems and are marketed under the Visio brand. The Company's primary products are Visio Standard, Visio Technical and Visio Professional. The Company's first product, Visio Standard, which first shipped in November 1992, began creating a new market for business diagramming. The Company shipped its second significant product, Visio Technical for technical drawing, in November 1994. The Company introduced its third significant product in January 1997: Visio Professional, for information systems and network design and documentation. The company recently introduced its new PC CAD product, Intellicad for technical drawing.

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


- - - - - - - - - - -
VISIO is a registered trademark of Visio Corporation.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.


                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           MARCH 31,             MARCH 31,
                                                    ----------------------  ---------------------
                                                        1998        1997       1998      1997
                                                    -----------  ---------  ---------  ----------
Revenues..........................................      100.0%     100.0%     100.0%    100.0%
Cost of revenues..................................        9.1       10.2        9.1      10.3
                                                        -----      -----      -----     -----
Gross profit......................................       90.9       89.8       90.9      89.7
                                                        -----      -----      -----     -----
Operating expenses:
 Research and development.........................       16.3       14.7       16.1      14.5
 Sales and marketing..............................       40.8       39.6       41.1      39.5
 General and administrative.......................        7.1        7.7        7.3       7.5
 Acquired technology..............................       17.9       28.4        9.2      15.7
                                                        -----      -----      -----     -----
Total operating expenses..........................       82.1       90.4       73.7      77.2
                                                        -----      -----      -----     -----
Operating income (loss)...........................        8.8       (0.6)      17.2      12.5
Interest and other income, net....................        3.5        3.4        3.2       2.9
                                                        -----      -----      -----     -----
Income before income taxes........................       12.3        2.8       20.4      15.4
Provision for income taxes........................        3.2        0.8        5.3       4.0
                                                        -----      -----      -----     -----
Net income........................................        9.1%       2.0%      15.1%     11.4%
                                                        =====      =====      =====     =====


     REVENUES

     Revenues include the license of software products, maintenance and support contracts, net of reserves for estimated future returns and allowances. License revenues are derived from packaged software products, volume licenses, international royalties and certain OEM arrangements.

     In August 1997 Visio upgraded its most significant products, Visio Standard, Visio Technical and Visio Professional to version 5.0. Revenues for the second quarter of fiscal 1998 increased 68% over the same quarter in the prior year. Revenues for the six months ended March 31, 1998 increased 80% over the comparable prior year period. The increase in revenues was due primarily to sales volume growth across product groups, distribution channels and geographic regions.

     The following table sets forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.


                                                                    THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------
                                                                 1998              1997            CHANGE
                                                          ----------------  -------------------  ----------
                                                                       (DOLLARS IN THOUSANDS)
Revenues:
 Business diagramming.................................    $12,223    30.8%    $10,790    45.8%    13.3 %
 Technical drawing....................................      8,760    22.1       7,239    30.8     21.0 %
 IS design and documentation..........................     18,666    47.1       5,507    23.4    239.0 %
                                                          -------   -----     -------   -----
     Total revenues...................................    $39,649   100.0%    $23,536   100.0%    68.5 %
                                                          =======   =====     =======   =====

                                                                      SIX MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------
                                                               1998                1997          CHANGE
                                                          ----------------  -------------------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Revenues:
 Business diagramming.................................    $24,348    31.7%    $22,470    52.8%     8.4 %
 Technical drawing....................................     17,753    23.2      14,527    34.1     22.2 %
 IS design and documentation..........................     34,594    45.1       5,549    13.1    523.4 %
                                                          -------   -----     -------   -----
     Total revenues...................................    $76,695   100.0%    $42,546   100.0%    80.3 %
                                                          =======   =====     =======   =====



     Product Groups:     The Company classifies its products in the following
product groups: Visio Standard and Visio Maps in the Business Drawing and Diagramming product group, Visio Technical in the Technical Drawing product group, and Visio Professional, Visio Business Modeler and Visio Network Equipment in the IS Design and Documentation product group. The Company recently introduced its new PC CAD product, Intellicad, which will be classified in the Technical Drawing product group.

     Visio Professional, the Company's first significant product in the IS design and documentation product group which initially shipped in the second quarter of fiscal 1997, significantly impacted the revenue mix within the product groups for the quarter and six-months ended March 31, 1998. The IS design and documentation product group revenues increased 239% for the quarter ended March 31, 1998 over the comparable period in fiscal 1997 and represented 47% of revenues in the quarter ended March 31, 1998 compared to 23% in the comparable period in fiscal 1997. The business diagramming product group revenues increased 13% for the quarter ended March 31, 1998 over the comparable period in fiscal 1997. The Company believes that the percentage growth in the business diagramming product group has been impacted by cannibalization from Visio Professional. The Company believes that customers who may otherwise have purchased Visio Standard are choosing Visio Professional for its added features and content. Many Visio Standard customers in the past were information technology professionals who can now choose Visio Professional, which provides them with more of the functionality they need. The technical drawing product group revenues increased 21% for the quarter ended March 31, 1998 over the comparable period in fiscal 1997. The Company believes that the percentage growth in the technical drawing product group has also been impacted by cannibalization from Visio Professional.

     The following table sets forth revenues by sales channel with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.


                                                                     THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------------------
                                                               1998               1997            CHANGE
                                                          ----------------  -----------------  -------------
                                                                        (DOLLARS IN THOUSANDS)

Revenues:
 Distribution.........................................    $27,502    69.4%    $17,574    74.7%     56.5 %
 Direct...............................................      3,305     8.3       1,694     7.2      95.1 %
 Volume Licensing.....................................      8,776    22.1       4,021    17.1     118.3 %
 OEM..................................................         66     0.2         247     1.0     (73.3)%
                                                          -------   -----     -------   -----
     Total revenues...................................    $39,649   100.0%    $23,536   100.0%     68.5 %
                                                          =======   =====     =======   =====


                                                                      SIX MONTHS ENDED MARCH 31,
                                                          --------------------------------------------------
                                                                1998              1997            CHANGE
                                                          ----------------  -----------------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Revenues:
 Distribution.........................................    $54,279    70.8%    $31,535    74.1%      72.1 %
 Direct...............................................      6,646     8.7       3,133     7.4      112.1 %
 Volume Licensing.....................................     15,673    20.4       7,392    17.4      112.0 %
 OEM..................................................         97     0.1         486     1.1      (80.0)%
                                                          -------   -----     -------   -----
     Total revenues...................................    $76,695   100.0%    $42,546   100.0%      80.3 %
                                                          =======   =====     =======   =====


     Sales Channels:     Visio classifies its revenues in four sales channels:
"Distribution," "Direct," "Volume Licensing," and "OEM." Distribution revenues represent sales of packaged products through national distributors and corporate, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company, including upgrades, generally to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from volume licenses, which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The sales cycle for a volume license can extend up to eighteen months on significant volume licenses as organizations can require extensive time to evaluate and consider a large-scale implementation. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues, which are priced separately and recognized over the lives of the contracts. OEM revenues include licenses of Visio products to hardware and software manufacturers for bundling arrangements. OEM revenues include packaged product sales, as well as royalty payments with no associated product costs.

     Growth in absolute terms in the Distribution channel was driven by the strength of Visio Professional. Direct channel growth was from increased upgrade revenues as well as revenues from Visio Network Equipment which is sold primarily in the direct channel. Volume Licensing channel revenues grew 118% for the three month period ended March 31, 1998, over the comparable period in fiscal 1997. This strong growth reflects continued investment in the corporate volume licensing program as can be seen in the increased number of corporate sales representatives from twenty-six at March 31, 1997 to sixty at March 31, 1998.

     The following table sets forth revenues by geography with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.


                                                                     THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------------------
                                                               1998                1997           CHANGE
                                                          -----------------  ----------------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Revenues:
 North America........................................    $22,355    56.4%    $14,832    63.0%    50.7%

 Europe...............................................     10,026    25.3       5,382    22.9     86.3%
 Rest of world........................................      7,268    18.3       3,322    14.1    118.8%
                                                          -------   -----     -------   -----
    Total international...............................     17,294    43.6       8,704    37.0     98.7%
                                                          -------   -----     -------   -----

        Total revenues................................    $39,649   100.0%    $23,536   100.0%    68.5%
                                                          =======   =====     =======   =====

                                                                      SIX MONTHS ENDED MARCH 31,
                                                          --------------------------------------------------
                                                               1998                1997          CHANGE
                                                          -----------------  ----------------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Revenues:
 North America........................................    $43,357    56.5%    $25,801    60.7%    68.0%

 Europe...............................................     20,243    26.4      10,218    24.0     98.1%
 Rest of world........................................     13,095    17.1       6,527    15.3    100.6%
                                                          -------   -----     -------   -----
    Total international...............................     33,338    43.5      16,745    39.3     99.1%
                                                          -------   -----     -------   -----

        Total revenues................................    $76,695   100.0%    $42,546   100.0%    80.3%
                                                          =======   =====     =======   =====

     Geography:     Revenues in the U.S. and Canada for the quarter ended March
31, 1998 increased in absolute terms over the comparable period of fiscal 1997 primarily due to the contribution of Visio Professional. International revenues for the quarter ended March 31, 1998 increased in absolute terms and as a percentage of total revenues over the comparable period of fiscal 1997 primarily due to increased upgrade revenues as well as the contribution of Visio Professional in localized versions and continued investment in international markets.

     COST OF REVENUES

     The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                                                       MARCH 31,
                              -------------------------------------------------------------------------------------------
                                            1998                               1997                         CHANGE
                              ------------------------------  -------------------------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
Three months ended.........     $3,607              9.1%             $2,391            10.2%                  50.9%
Six months ended...........     $6,956              9.1%             $4,368            10.3%                  59.2%

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

     The decrease in cost of revenues as a percentage of revenues for the three- and six-month periods of fiscal 1998 over the comparable periods of fiscal 1997 resulted from the increased use of lower cost CD-ROM media and other raw material cost reductions, an increase in the percentage of revenue from Visio Professional and Visio Technical which have lower standard product costs as a percentage of revenues than Visio Standard and increased Volume Licensing revenues which have little or no standard product costs. These decreases were partially offset by increased royalty costs for licensed technology including Visual Basic for Applications (VBA) from Microsoft Corporation and increased amortization costs of capitalized technology. The Company anticipates its cost of revenues as a percentage of revenues to increase due to expected increases in technical support costs associated with the Company's new PC CAD product, Intellicad.

     RESEARCH AND DEVELOPMENT

     The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                                                      MARCH  31,
                              -------------------------------------------------------------------------------------
                                            1998                               1997                      CHANGE
                              -------------------------------  ------------------------------------  --------------
                                                                (DOLLARS IN THOUSANDS)
Three months ended.........     $ 6,444             16.3%             $3,459            14.7%            86.3%
Six months ended...........     $12,341             16.1%             $6,164            14.5%            100.2%

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

     Increases in research and development expenses in absolute terms for the three- and six-month periods ended March 31, 1998 over the corresponding periods of fiscal 1997 resulted primarily from planned additions to the Company's development organization as well as the addition of engineering personnel that joined the Company as part of the Marcomp and Infomodeler acquisitions in the March 1998 quarter. The increase in research and development as a percentage of revenues resulted primarily from the costs associated with developing IntelliCAD, the Company's new PC CAD product that was recently released.

     SALES AND MARKETING

     The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                                                       MARCH 31,
                              -------------------------------------------------------------------------------------
                                            1998                               1997                     CHANGE
                              -------------------------------  -----------------------------------  ---------------
                                                                (DOLLARS IN THOUSANDS)
Three months ended.........     $16,183             40.8%            $ 9,313            39.6%            73.8%
Six months ended...........     $31,545             41.1%            $16,803            39.5%            87.7%

     Sales and marketing expenses have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in absolute terms for the three- and six-month periods ended March 31, 1998 over the comparable periods in fiscal 1997 was primarily due to expansion in international markets, increased product marketing costs to support new products and upgrades to existing products and additions to the corporate sales force. The increase in sales and marketing expenses as a percentage of revenues in both the three- and six-month periods ending March 31, 1998 compared to the prior year periods was primarily from marketing investments associated with the recent IntelliCAD release.

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


                                                                     MARCH 31,
                              -------------------------------------------------------------------------------------
                                            1998                               1997                     CHANGE
                              --------------------------------  ----------------------------------  ---------------
                                                                (DOLLARS IN THOUSANDS)
Three months ended.........     $2,830              7.1%             $1,816             7.7%            55.8%
Six months ended...........     $5,603              7.3%             $3,182             7.5%            76.1%

     General and administrative expenses increased in absolute terms in both the second quarter and six months of fiscal 1998 over the corresponding periods of fiscal 1997 primarily due to increased staffing to support the Company's growth as well as growth in Visio's operational headquarters in the Asia Pacific region. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support the Company's revenue growth.

     ACQUIRED TECHNOLOGY

     The following table sets forth acquired technology expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                                                       MARCH 31,
                              -------------------------------------------------------------------------------------
                                            1998                               1997                     CHANGE
                              ------------------------------  -----------------------------------  ----------------
                                                                (DOLLARS IN THOUSANDS)
Three months ended.........     $7,090             17.9%             $6,697            28.4%             5.9%
Six months ended...........     $7,090              9.2%             $6,697            15.7%             5.9%

     On January 22, 1998, Visio agreed to merge with MarComp Inc. ("MarComp"), a privately held provider of programming toolkits for access to Autodesk AutoCAD
 .dwg and .dxf file formats. MarComp is located in Parkton, Maryland. Under the terms of the reorganization agreement, Visio exchanged 50,014 shares of its unregistered common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests. Due to the immateriality of the amounts involved, prior periods have not been restated. The transaction resulted in an increase in equity of $100,000 primarily due to the acquisition of cash and accounts receivable from Marcomp and resulted in a one-time charge of approximately $100,000 in acquisition related charges in the quarter ended March 31, 1998.

     On February 10, 1998, the Company agreed to acquire InfoModelers, Inc. ("InfoModelers"), a privately held, leading supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. The transaction will be accounted for using the purchase method. Under the terms of the agreement, Visio issued 200,000 shares of its common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was valued at approximately $7.8 million for InfoModeler shareholders. This transaction resulted in one-time charges of approximately $7.0 million with respect to in-process research and development. The Company expects this technology to be included in a future product offering.

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

     The operating results of Boomerang, Marcomp and Infomodelers were not considered material to the consolidated financial statements of Visio and, accordingly, pro forma information has not been presented.


     INTEREST AND OTHER INCOME, NET

     Interest income for the second quarter of fiscal 1998 of $1.1 million increased 38% over the second quarter of fiscal 1997. Interest income for the six months ended March 31, 1998 of $2.1 million increased 50% over the comparable period of fiscal 1997. The increase in fiscal 1998 was primarily due to a larger cash and short-term investment balance. Other income includes grant income from the Industrial Development Agency of Ireland and foreign currency transaction gains and losses. Visio currently hedges certain foreign exchange transaction exposures. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency gains and losses.

     INCOME TAXES

     The Company's effective income tax rate was 26% for both the fiscal 1998 and fiscal 1997 periods.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash and short-term investments totaling $91.8 million, an increase of $12.2 million from September 30, 1997. The increase in cash and short-term investments was due primarily to cash generated from operations and cash proceeds from the issuance of shares through the employee stock option program.

     At March 31, 1998, the Company's principal commitments consisted primarily of leases on its facilities. The Company's capital expenditures totaled $3.4 million in the first six months of fiscal 1998. At March 31,1998, the Company did not have any material commitments for capital. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

     From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At March 31, 1998, the Company had no material agreements or commitments with respect to any such transactions requiring cash payments.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Accounting Standards Executive Committee has issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes SOP 91-1, the former literature on software revenue recognition. This Statement will be effective beginning in fiscal year 1999. The Company believes it is substantially in compliance with the provisions of SOP 97-2, and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement Statement No. 130 for its fiscal year 1999.

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information to determine whether this will have an impact on its financial statement reporting. The Company will be required to implement Statement No. 131 for its fiscal year 1999.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


An Annual Meeting of Shareholders of Visio Corporation was held on February 25, 1998. Matters voted on at the meeting and votes cast on each were as follows:

     1. To elect seven directors of the Company to serve for the ensuing year until the Company's 1999 annual meeting of shareholders and until their successors are elected and qualified.


                           For                  Withheld
----------------------------------------------------------------
J. Jaech                   26,026,237                  97,121
----------------------------------------------------------------
T. Johnson                 26,071,609                  51,749
----------------------------------------------------------------
T. Alberg                  26,071,887                  51,471
----------------------------------------------------------------
T. Byers                   26,071,489                  51,869
----------------------------------------------------------------
J. Johnston                26,072,137                  51,221
----------------------------------------------------------------
D. Mackenzie               26,072,167                  51,191
----------------------------------------------------------------
S. Oki                     26,072,337                  51,021
----------------------------------------------------------------


     2. To approve the Company's 1995 Long-Term Incentive Compensation Plan, as amended and restated, to increase by 3,000,000 the number of shares of common stock which may be issued thereunder.

--------------------------------
For                  16,289,298
--------------------------------
Against               7,920,565
--------------------------------
Abstain                  23,823
--------------------------------


     3. To ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998.

--------------------------------
For                  26,111,819
--------------------------------
Against                   2,430
--------------------------------
Abstain                   9,109
--------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K:


            27.1   1998 Financial Data Schedule which is submitted
                        electronically to the Securities and Exchange Commission for information purposes only and not filed.

            27.2   1997 Financial Data Schedule which is submitted
                        electronically to the Securities and Exchange Commission for information purposes only and not filed.

            27.3   1996 Financial Data Schedule which is submitted
                        electronically to the Securities and Exchange Commission for information purpose only and not filed.


        (b)  Reports on Form 8-K:
             None.

ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May  18, 1998        VISIO CORPORATION


                            By:  /s/ STEVE M. GORDON
                               ------------------------
                            Steve M. Gordon
                            Senior Vice President, Finance and Operations; Chief Financial Officer

                            (Principal Financial and Accounting Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

     EXHIBIT NO.                           DESCRIPTION                                               PAGE
     -----------                           -----------                                               ----

        27.1      1998 Financial Data Schedule which is submitted electronically to the               N/A
                       Securities and Exchange Commission for information purposes only and not filed.

        27.2      1997 Financial Data Schedule which is submitted electronically to the               N/A
                       Securities and Exchange Commission for information purposes only and not filed.

        27.3      1996 Financial Data Schedule which is submitted electronically to the               N/A
                       Securities and Exchange Commission for information purposes only and not filed.