Form 10-Q
period 1998-06-30
VISIO CORP
filed 1998-08-17
CIK 946665

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ____________________

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

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

                            Yes  X          No
                                ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                     Shares outstanding as of July 31, 1998
--------------------------------  ---------------------------------------------
Common Stock ($.01 par value)                         29,916,896

===============================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of June 30, 1998 and September 30, 1997.........................    2

         Statements of Income for the three and nine months ended June 30, 1998 and 1997...    3

         Statements of Cash Flows for the nine months ended June 30, 1998 and 1997.........    4

         Notes to Financial Statements.....................................................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................................   10

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.................................................................   20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................   20

SIGNATURES.................................................................................   21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               VISIO CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JUNE 30,         SEPTEMBER 30,
                                                                                   1998               1997
                                                                               -----------        -------------
                                                                               (UNAUDITED)
Assets
Current assets:
 Cash and short-term investments......................................           $105,930            $ 79,594
 Accounts receivable..................................................             12,970               6,360
 Inventories..........................................................              1,085               1,079
 Prepaid expenses.....................................................              6,683               3,991
 Deferred income taxes................................................              8,295               7,291
                                                                                 --------            --------
  Total current assets................................................            134,963              98,315
Equipment and leasehold improvements..................................              9,501               8,039
Capitalized technology................................................              4,976               2,861
                                                                                 --------            --------
    Total assets......................................................           $149,440            $109,215
                                                                                 ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................           $  5,938            $  5,954
 Accrued compensation and benefits....................................              5,278               2,706
 Other accrued liabilities............................................             14,694              10,717
 Deferred revenue.....................................................              7,487               8,998
 Income taxes payable.................................................              2,777               2,988
 Current portion of notes payable.....................................                763               1,024
                                                                                 --------            --------
  Total current liabilities...........................................             36,937              32,387
                                                                                 --------            --------
Shareholders' equity:
 Common stock.........................................................             67,816              52,258
 Retained earnings....................................................             44,687              24,570
                                                                                 --------            --------
  Total shareholders' equity..........................................            112,503              76,828
                                                                                 --------            --------
    Total liabilities and shareholders' equity........................           $149,440            $109,215
                                                                                 ========            ========

See accompanying notes.

                               VISIO CORPORATION
                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                         -----------------    -----------------
                                                           1998      1997      1998       1997
                                                         --------  --------   --------  --------
Revenues...............................................   $43,748   $25,805   $120,442   $68,351
Cost of revenues.......................................     4,080     2,731     11,037     7,099
                                                          -------   -------   --------   -------
Gross profit...........................................    39,668    23,074    109,405    61,252
                                                          -------   -------   --------   -------
Operating expenses:
 Research and development..............................     6,708     4,175     19,050    10,339
 Sales and marketing...................................    18,072     9,988     49,616    26,791
 General and administrative............................     2,999     1,899      8,601     5,081
 Acquired technology...................................       976     3,558      8,066    10,255
                                                          -------   -------   --------   -------
   Total operating expenses............................    28,755    19,620     85,333    52,466
                                                          -------   -------   --------   -------
Operating income.......................................    10,913     3,454     24,072     8,786
Interest and other income, net.........................     1,235       987      3,739     2,229
                                                          -------   -------   --------   -------
Income before income taxes.............................    12,148     4,441     27,811    11,015
Provision for income taxes.............................     3,158     1,155      7,232     2,864
                                                          -------   -------   --------   -------
Net income.............................................   $ 8,990   $ 3,286   $ 20,579   $ 8,151
                                                          =======   =======   ========   =======
Basic earnings per share...............................     $0.31     $0.12      $0.72     $0.30
                                                          =======   =======   ========   =======
Shares used in computation of basic earnings per share.    29,318    27,719     28,780    27,374
                                                          =======   =======   ========   =======
Diluted earnings per share.............................     $0.28     $0.11      $0.66     $0.27
                                                          =======   =======   ========   =======
Shares used in computation of diluted earnings per
 share.................................................    31,552    30,540     31,222    30,267
                                                          =======   =======   ========   =======

See accompanying notes.

                               VISIO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                              -----------------------
                                                                                 1998           1997
                                                                              ---------      ---------
CASH FLOWS FROM OPERATIONS:
  Net income.......................................................           $ 20,579       $  8,151
  Adjustments to reconcile net income to net cash from operations:
   Depreciation and amortization...................................              3,697          1,727
   Deferred income taxes...........................................                (11)        (3,556)
   Issuance of common stock for acquired technology................              6,964              -
   Changes:
     Accounts receivable...........................................             (6,632)        (3,050)
     Inventories...................................................                (14)           156
     Prepaid expenses..............................................             (3,022)        (2,611)
     Accounts payable..............................................                 29            404
     Accrued compensation and benefits.............................              2,552          1,114
     Deferred revenue..............................................             (1,495)         2,087
     Other accrued liabilities.....................................              4,273          3,576
     Income taxes payable..........................................              2,443            661
                                                                              --------       --------
  Net cash from operations.........................................             29,363          8,659
                                                                              --------       --------
CASH FLOWS USED FOR INVESTMENTS:
  Purchases of short-term investments..............................            (34,502)       (21,012)
  Proceeds from maturities of short-term investments...............             25,500         10,815
  Purchases of equipment and leasehold improvements................             (5,311)        (3,795)
  Capitalized technology...........................................             (2,532)        (2,135)
                                                                              --------       --------
  Net cash used for investments....................................            (16,845)       (16,127)
                                                                              --------       --------
CASH FLOWS FROM FINANCING:
  Issuance of common stock.........................................              4,893          4,245
  Payments on long-term obligations................................               (300)          (465)
                                                                              --------       --------
  Net cash from financing..........................................              4,593          3,780
                                                                              --------       --------

Net increase (decrease) in cash and cash equivalents...............             17,111         (3,688)
Effect of exchange rate changes on cash............................               (463)          (310)
Cash and cash equivalents, beginning...............................             58,222         42,506
                                                                              --------       --------
Cash and cash equivalents, ending..................................             74,870         38,508
Short-term investments.............................................             31,060         28,861
                                                                              --------       --------
Cash and short-term investments....................................           $105,930       $ 67,369
                                                                              ========       ========

See accompanying notes.

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements of Visio Corporation ("Visio" or the "Company") at June 30, 1998 and for the three and nine month periods ended June 30, 1998 and 1997 are unaudited and reflect all adjustments, consisting of only normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1997 included in Visio's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications were made to prior interim periods to conform to current period presentation.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended June 30, 1998, September 30, 1997 and June 30, 1997 reflect amounts as of and for the periods ended July 3, 1998, October 3, 1997 and June 27, 1997, respectively.

2.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No.128, Earnings Per Share, which the company has adopted effective for periods ending on or after December 31, 1997. Pursuant to the requirements of Statement No. 128, the Company has changed the method previously used to compute earnings per share and has restated all prior periods whereby the calculation of primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and stock warrants are excluded.


                                                                             THREE MONTHS ENDED JUNE 30,
                                                                   ------------------------------------------------
                                                                          BASIC                       DILUTED
                                                                   -------------------           ------------------
                                                                   1998           1997           1998          1997
                                                                   ----           ----           ----          ----
                                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

Weighted average common shares outstanding................        29,342         27,966         29,342        27,966
Restricted stock subject to repurchase....................           (24)          (247)           n/a           n/a
Net effect of dilutive stock options and warrants
 calculated using the treasury stock method and the
 average stock price......................................           n/a            n/a          2,210         2,574
                                                                 -------        -------        -------       -------

Total.....................................................        29,318         27,719         31,552        30,540
                                                                 =======        =======        =======       =======
Net income................................................       $ 8,990        $ 3,286        $ 8,990       $ 3,286
                                                                 =======        =======        =======       =======
Earnings per share........................................       $  0.31        $  0.12        $  0.28       $  0.11
                                                                 =======        =======        =======       =======

                                                                              NINE MONTHS ENDED JUNE 30,
                                                                   -------------------------------------------------
                                                                          BASIC                       DILUTED
                                                                   -------------------           -------------------
                                                                   1998           1997           1998          1997
                                                                   ----           ----           ----          ----
                                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

Weighted average common shares outstanding................         28,829         27,718         28,829        27,718
Restricted stock subject to repurchase....................            (49)          (344)           n/a           n/a
Net effect of dilutive stock options and warrants
 calculated using the treasury stock method and the
 average stock price......................................            n/a            n/a          2,393         2,549
                                                                   ------         ------         ------        ------

Total.....................................................         28,780         27,374         31,222        30,267
                                                                  =======        =======        =======       =======
Net income................................................        $20,579        $ 8,151        $20,579       $ 8,151
                                                                  =======        =======        =======       =======
Earnings per share........................................        $  0.72        $  0.30        $  0.66       $  0.27
                                                                  =======        =======        =======       =======

3.   INVENTORIES

     Inventories are stated at the lower of cost or market and consist of the following:

                                            JUNE 30,        SEPTEMBER 30,
                                              1998              1997
                                            -------         ------------
                                                  (IN THOUSANDS)
        Raw Materials...............        $  503             $  299
        Finished Goods..............           582                780
                                            ------             ------
                                            $1,085             $1,079
                                            ======             ======

4.   ACQUISITIONS

     For all acquisitions accounted for under the purchase method, assets are recorded at fair market value plus a pro rata portion of related acquisition costs. The allocation of the purchase price to Acquired Technology or Capitalized Technology is based on known valuation techniques in the software industry. For some transactions, the Company obtains an independent appraisal of the technology. Amounts allocated to Acquired Technology relate to in-process research and development that were immediately expensed in the period of acquisition because technological feasibility was not established and no alternative commercial use was identified. Amounts allocated to Capitalized Technology relate to technology that had achieved technological feasibility at the time of acquisition. Capitalized Technology is amortized on a straight-line basis over the estimated useful life of the technology.

     On January 22, 1998, the Company acquired MarComp Inc. ("MarComp"), a privately held provider of programming toolkits for access to Autodesk's AutoCAD
 .dwg and .dxf file formats, located in Parkton, Maryland. Under the terms of the merger agreement, Visio exchanged 50,014 shares of its unregistered common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests and due to the immateriality of the amounts involved, prior period financial statements have not been restated. The transaction resulted in an increase in equity of $100,000 primarily due to the acquisition of cash and accounts receivable from MarComp and resulted in approximately $100,000 in acquisition related costs in the quarter ended March 31, 1998.

     On February 10, 1998, the Company acquired certain technology and assets of InfoModelers, Inc. ("InfoModelers"), a privately held, leading supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. Under the terms of the agreement, Visio issued 200,000 shares of its unregistered common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was accounted for using the purchase method and was valued at approximately $7.8 million for InfoModeler shareholders. This transaction resulted in a total charge to Acquired Technology of $7.0 million that included $6.8 million for in-process research and development and $236,000 of acquisition related costs in the quarter ended March 31, 1998. In addition, the Company recorded approximately $1.0 million in other balance sheet assets.

     On May 5, 1998, the Company acquired certain technology and assets from Decision Graphics UK Ltd. ("Decision Graphics"), a privately held provider of computer-aided facilities management (CAFM) software, located in the U.K., for $688,000. The transaction was accounted for using the purchase method and resulted in a total charge to Acquired Technology of $729,000 that included $688,000 for in-process research and development and $41,000 of acquisition related costs in the quarter ended June 30, 1998.

     On June 2, 1998, the Company acquired certain CAD technology, software products and other assets from Ketiv Technologies Inc. ("Ketiv"), a privately held provider of architecture, engineering and construction (AEC) software located in Portland, Oregon, for approximately $2.6 million. The transaction was accounted for using the purchase method and resulted in Capitalized Technology of $2.5 million including acquisition related costs and a total charge to Acquired Technology of $247,000 that included $235,000 for in-process research and development and $12,000 of acquisition related costs. The Capitalized Technology is being amortized on a straight-line basis over five years.

     On February 21, 1997, the Company acquired certain technology and assets of Boomerang Technology Inc. ("Boomerang"), a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, California, for $6.7 million. This transaction resulted in a charge to Acquired Technology of $6.7 million for in-process research and development.

     On May 1, 1997, the Company acquired certain assets of Freedom Solutions Group, Inc. d.b.a. SysDraw Software Company ("SysDraw Software Company"), a privately held network design and documentation solutions provider, located in Lombard, Illinois. Under the terms of the agreement, the acquisition price included $5.5 million in cash plus the issuance of a $1.0 million note payable due August 1998. Visio is required to pay up to $1.5 million of additional consideration if revenues of the acquired products meet certain performance goals within three years of the acquisition. The transaction was accounted for using the purchase method and resulted in Capitalized Technology of $3.1 million, other balance sheet assets of $100,000 and a charge to Acquired Technology of $3.6 million that included $3.3 million for in-process research and development and $300,000 of acquisition related costs. The Capitalized Technology is being amortized on a straight-line basis over five years.

     The technologies acquired in the MarComp, Boomerang, Decision Graphics and Ketiv transactions are intended for use in the Company's products in the Technical Drawing product group. The technologies acquired in the Sysdraw and InfoModelers transactions are intended for use in the Company's IT Design and Documentation product group.

     The operating results of MarComp, Boomerang, SysDraw, InfoModelers, Decision Graphics, and Ketiv were not considered material to the consolidated financial statements of Visio, and accordingly, pro forma financial information has not been presented for these acquisitions.

5.   SUBSEQUENT EVENTS

     On July 10, 1998, the Company acquired Kaspia Systems Inc. ("Kaspia"), a privately held developer of fully automated enterprise-network audit functionality, including discovery, monitoring and reporting software, located in Beaverton, Oregon. Under the terms of the merger agreement, Visio acquired all of Kaspia's outstanding stock for 482,994 shares of Visio common stock, valued at approximately $23.3 million for Kaspia shareholders. This transaction will be accounted for as a pooling of interests. Accordingly, the consolidated financial statements will include the combined results of operations beginning in the quarter ended September 30, 1998 and all prior financial statements will be restated. The transaction resulted in approximately $1.2 million in acquisition related costs in the quarter ended September 30, 1998.

The following tables reflect restated summarized unaudited financial data of Visio including the historical results of Kaspia:

SELECTED UNAUDITED INCOME STATEMENT DATA:

FISCAL YEAR 1998                                                                     NINE MONTHS
                                                      THREE MONTHS ENDED                ENDED
                                          ----------------------------------------   -----------
                                           DECEMBER 31,     MARCH 31,      JUNE 30,     JUNE 30,
(in thousands, except per share data)          1997           1998          1998          1998
                                          ------------     ---------      --------   -----------
Revenues.............................        $37,497        $40,089        $44,186     $121,772
Net income...........................        $ 7,378        $ 3,326        $ 8,449     $ 19,153
Diluted earnings per share...........        $  0.24        $  0.11        $  0.26     $   0.60
Shares used in computation of
 diluted earnings per share..........         31,395         31,659         32,018       31,691

FISCAL YEAR 1997
                                                                                          FISCAL YEAR
                                                        THREE MONTHS ENDED                   ENDED
                                       ------------------------------------------------  -------------
(in thousands, except per share data)  DECEMBER 31,  MARCH 31,  JUNE 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                          1996         1997       1997        1997           1997
                                       ------------  ---------  --------  -------------  -------------
Revenues.............................     $19,207     $23,812    $26,367     $31,389       $100,775
Net income...........................     $ 4,157     $   216    $ 2,942     $ 6,385       $ 13,700
Diluted earnings per share...........     $  0.14     $  0.01    $  0.10     $  0.20       $   0.44
Shares used in computation of
 diluted earnings per share..........      30,405      30,518     30,943      31,300         30,792

SELECTED UNAUDITED BALANCE SHEET DATA:

(in thousands)                         SEPTEMBER 30,  JUNE 30,
                                           1997         1998
                                       -------------  --------
Cash and short-term investments......     $ 81,212    $106,107
Current assets.......................      101,586     138,251
Total assets.........................      112,701     153,048
Current liabilities..................       33,544      39,269
Shareholders' equity.................       78,767     113,063
Total liabilities and
 shareholders' equity................      112,701     153,048

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements which requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement Statement No. 130 for its fiscal year 1999.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company will be required to implement Statement No. 131 for its fiscal year 1999.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currentely hedges foreign exchange transaction exposures. Management has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Visio(R), which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95, Windows 98 and Windows NT operating systems and are marketed under the Visio brand. The Company's primary products are Visio Standard, Visio Technical, Visio Professional and IntelliCAD(R) 98. The Company's first product, Visio Standard, which shipped in November 1992, began creating a new market for business diagramming. The Company shipped its second major product, Visio Technical, for technical drawing, in November 1994. The Company introduced its third significant product in January 1997, Visio Professional, for information systems and network design and documentation. The company introduced its most recent product in March 1998, IntelliCAD 98, for the computer aided drafting market.

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










------------------
VISIO and IntelliCAD are registered trademarks of Visio Corporation.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       JUNE 30,                                JUNE 30,
                                                                ------------------------                ------------------------
                                                                1998                1997                1998                1997
                                                                ----------    ----------                ----------    ----------
Revenues..........................................              100.0%              100.0%              100.0%              100.0%
Cost of revenues..................................                9.3                10.6                 9.2                10.4
                                                                -----               -----               -----               -----
Gross profit......................................               90.7                89.4                90.8                89.6
                                                                -----               -----               -----               -----
Operating expenses:
 Research and development.........................               15.3                16.2                15.8                15.1
 Sales and marketing..............................               41.3                38.7                41.2                39.2
 General and administrative.......................                6.9                 7.3                 7.1                 7.4
 Acquired technology..............................                2.2                13.8                 6.7                15.0
                                                                -----               -----               -----               -----
Total operating expenses..........................               65.7                76.0                70.8                76.7
                                                                -----               -----               -----               -----
Operating income..................................               25.0                13.4                20.0                12.9
Interest and other income, net....................                2.8                 3.8                 3.1                 3.2
                                                                -----               -----               -----               -----
Income before income taxes........................               27.8                17.2                23.1                16.1
Provision for income taxes........................                7.2                 4.5                 6.0                 4.2
                                                                -----               -----               -----               -----
Net income........................................               20.6%               12.7%               17.1%               11.9%
                                                                =====               =====               =====               =====


REVENUES

     Revenues include the license of software products, maintenance and support contracts, net of reserves for estimated future returns and allowances. License revenues are derived from packaged software products, volume licenses, international royalties and certain OEM arrangements. The Company periodically upgrades its products. Revenues from upgrades are cyclical and are typically highest in the periods of and immediately following an upgrade. The last significant upgrade occurred in August 1997 where the Company's three primary products Visio Standard, Visio Technical and Visio Professional were upgraded to version 5.0.

     Revenues for the third quarter of fiscal 1998 increased 70% over the same quarter in the prior year. Revenues for the nine months ended June 30, 1998 increased 76% over the comparable prior year period. The increase in revenues was due primarily to sales volume growth across product groups, distribution channels and geographic regions.

     PRODUCT GROUPS:

     The following table sets forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated. Prior year's figures have been restated for comparability.

                                                                THREE MONTHS ENDED JUNE 30,
                                                         -----------------------------------------
                                                              1998              1997       CHANGE
                                                         --------------   --------------  --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
 Business Diagramming.................................   $11,561   26.4%   $11,042   42.8%     4.7%
 Technical Drawing....................................    10,753   24.6      7,309   28.3     47.1%
 IT Design and Documentation..........................    21,434   49.0      7,454   28.9    187.6%
                                                         -------  -----    -------  -----    -----
     Total revenues...................................   $43,748  100.0%   $25,805  100.0%    69.5%
                                                         =======  =====    =======  =====    =====

                                                                NINE MONTHS ENDED JUNE 30,
                                                         -----------------------------------------
                                                              1998              1997       CHANGE
                                                         --------------   --------------  --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
 Business Diagramming.................................   $ 35,220   29.2%  $33,648   49.2%     4.7%
 Technical Drawing....................................     28,483   23.7    21,836   32.0     30.4%
 IT Design and Documentation..........................     56,739   47.1    12,867   18.8    341.0%
                                                         --------  -----   -------  -----    -----
     Total revenues...................................   $120,442  100.0%  $68,351  100.0%    76.2%
                                                         ========  =====   =======  =====    =====


     The Company classifies its products in the following product groups: Visio Standard and Visio Maps in the Business Diagramming product group, Visio Technical and IntelliCAD 98 in the Technical Drawing product group, and Visio Professional, Visio Business Modeler and Visio Network Equipment in the IT Design and Documentation product group.

     The Company believes that the percentage growth in the Business Diagramming product group has been impacted by cannibalization from Visio Professional. The Company believes that customers who may otherwise have purchased Visio Standard are choosing Visio Professional for its added features and content. Many Visio Standard customers in the past were information technology professionals who can now choose Visio Professional that provides them with more of the functionality they need.

     The growth in the Technical Drawing product group was primarily due to IntelliCAD 98 that was introduced in March 1998. Revenues from IntelliCAD 98 were approximately $3.0 million or 28% of Technical Drawing revenues in the quarter ended June 30, 1998. The Company believes that the percentage growth in the Technical Drawing product group has also been impacted by cannibalization from Visio Professional. Prior to the release of Visio Professional, Visio Technical had been marketed to the IT professional as the solution for network diagramming.

     Visio Professional, the Company's first significant product in the IT Design and Documentation product group, significantly impacted the revenue mix within the product groups for the quarter and nine months ended June 30, 1998. Since being introduced in the second quarter of fiscal 1997, Visio Professional has experienced significant growth as the product has been accepted as a viable solution for IT professionals in the design and documentation of their networks, databases, software applications and web sites. Also contributing to the growth of Visio Professional is the growth of the IT design and documentation market as a whole.

     SALES CHANNELS:

     The following table sets forth revenues by sales channel with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                                      THREE MONTHS ENDED JUNE 30,
                                              -----------------------------------------
                                                    1998              1997       CHANGE
                                              --------------    --------------   ------
                                                       (DOLLARS IN THOUSANDS)
Revenues:
 Distribution..............................   $29,901   68.3%   $19,264   74.7%    55.2%
 Direct....................................     2,614    6.0      1,424    5.5     83.6%
 Volume Licensing..........................    11,218   25.6      4,775   18.5    134.9%
 OEM.......................................        15    0.1        342    1.3    (95.6)%
                                              -------  -----    -------  -----    -----
     Total revenues........................   $43,748  100.0%   $25,805  100.0%    69.5%
                                              =======  =====    =======  =====    =====

                                                      NINE MONTHS ENDED JUNE 30,
                                              -----------------------------------------
                                                    1998              1997       CHANGE
                                              --------------    --------------   ------
                                                       (DOLLARS IN THOUSANDS)
Revenues:
 Distribution..............................   $ 84,179   69.9%   $50,798   74.3%   65.7%
 Direct....................................      9,259    7.7      4,558    6.7   103.1%
 Volume Licensing..........................     26,892   22.3     12,167   17.8   121.0%
 OEM.......................................        112    0.1        828    1.2   (86.5)%
                                              --------  -----    -------  -----   -----
     Total revenues........................   $120,442  100.0%   $68,351  100.0%   76.2%
                                              ========  =====    =======  =====   =====

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

     Growth in absolute terms in both the Distribution and Direct channel was primarily driven by the strength of the IT Design and Documentation product group as well as revenue from the version 5.0 upgrade. Volume Licensing channel revenues grew 135% for the three month period ended June 30, 1998, over the comparable period in fiscal 1997. This strong growth reflects continued investment in the corporate sales force and the Volume Licensing programs. The company has increased its staff in the corporate sales department from 31 at June 30, 1997 to 62 at June 30, 1998.

     GEOGRAPHY:

     The following table sets forth revenues by geography with the corresponding percentage of total revenues and the year-to-year percentage change for the fiscal periods indicated.

                                          THREE MONTHS ENDED JUNE 30,
                                  -----------------------------------------
                                        1998              1997       CHANGE
                                  --------------    --------------   ------
                                           (DOLLARS IN THOUSANDS)
Revenues:
 North America..................  $27,047   61.8%   $17,039   66.0%    58.7%

 Europe.........................   10,355   23.7      5,533   21.5     87.1%
 Rest of World..................    6,346   14.5      3,233   12.5     96.3%
                                  -------  -----    -------  -----     ----
       Total international......   16,701   38.2      8,766   34.0     90.5%
                                  -------  -----    -------  -----     ----
     Total revenues.............  $43,748  100.0%   $25,805  100.0%    69.5%
                                  =======  =====    =======  =====     ====

                                          NINE MONTHS ENDED JUNE 30,
                                  -----------------------------------------
                                        1998              1997       CHANGE
                                  --------------    --------------   ------
                                           (DOLLARS IN THOUSANDS)
Revenues:
 North America..................  $ 70,396   58.4%   $42,841   62.7%    64.3%

 Europe.........................    30,600   25.4     15,756   23.0     94.2%
 Rest of World..................    19,446   16.2      9,754   14.3     99.4%
                                  --------  -----    -------  -----     ----
       Total international......    50,046   41.6     25,510   37.3     96.2%
                                  --------  -----    -------  -----     ----
     Total revenues.............  $120,442  100.0%   $68,351  100.0%    76.2%
                                  ========  =====    =======  =====     ====

     Revenues in the U.S. and Canada for the quarter ended June 30, 1998 increased in absolute terms over the comparable period of fiscal 1997 primarily due to the growth of the IT Design and Documentation product group, the upgrade to version 5.0 and the increase in Volume Licensing. International revenues for the quarter ended June 30, 1998, increased in absolute terms and as a percentage of total revenues over the comparable period of fiscal 1997, primarily due to the growth of the IT Design and Documentation product group, the upgrade to version 5.0, an increase in Volume Licensing and continued investment in international markets. For the quarter and nine months ended June 30, 1998, the growth in Rest of World was partially offset by general weakened economic conditions and foreign currency fluctuations in Japan and Southeast Asia. These economic and currency conditions may continue to negatively impact revenue and operating results in the Rest of World region in upcoming periods.

COST OF REVENUES

     The following table sets forth cost of revenues with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                                JUNE 30,
                             -------------------------------------------------
                                  1998                 1997             CHANGE
                             --------------      -----------------      ------
                                        (DOLLARS IN THOUSANDS)
Three months ended.........  $ 4,080    9.3%     $2,731       10.6%      49.4%
Nine months ended..........  $11,037    9.2%     $7,099       10.4%      55.5%

     Cost of revenues varies with the mix of Distribution, Direct, Volume Licensing and OEM revenues, due to relative variations in the standard product costs associated with each revenue category, and with fluctuations in period costs. Standard product costs consist primarily of documentation, packaging, media duplication, assembly and material management costs. Period costs consist primarily of certain royalties, technical support, production management, freight and fulfillment, amortization of capitalized technology, standard material variances and inventory valuation adjustments.

     Standard costs associated with each revenue category are primarily determined by the amount of packaged product delivered in that revenue category. Accordingly, most of the Company's standard costs are associated with Distribution and Direct revenues, the majority of which are derived from sales of packaged products. Volume Licensing revenues have the lowest standard cost because they generally do not include any substantive amount of packaged goods.

     The decrease in cost of revenues as a percentage of revenues for the three and nine month periods of fiscal 1998 over the comparable periods of fiscal 1997 resulted from the increased use of lower cost CD-ROM media and other raw material cost reductions, an increase in the percentage of revenue from Visio Professional, Visio Technical, and IntelliCAD 98 which have lower standard product costs as a percentage of revenues than Visio Standard and increased Volume Licensing revenues which have little or no standard product costs. These decreases were partially offset by increased royalty costs for licensed technology including Visual Basic for Applications (VBA) from Microsoft Corporation and increased amortization costs of capitalized technology. The Company expects its cost of revenues as a percentage of revenues to increase due to expected increases in technical support costs associated with the Company's new computer-aided drafting product, IntelliCAD 98 as well as support for other future products of more complexity, and increased amortization of Capitalized Technology from recent acquisitions.


RESEARCH AND DEVELOPMENT

     The following table sets forth research and development expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                                JUNE 30,
                             -------------------------------------------------
                                  1998                 1997             CHANGE
                             --------------      -----------------      ------
                                        (DOLLARS IN THOUSANDS)
Three months ended.........  $ 6,708   15.3%     $ 4,175      16.2%      60.7%
Nine months ended..........  $19,050   15.8%     $10,339      15.1%      84.3%

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

     Increases in research and development expenses in absolute terms for the three and nine month periods ended June 30, 1998 over the corresponding periods of fiscal 1997 resulted primarily from planned additions to the Company's development organization and the addition of engineering personnel that joined the Company as part of the acquisitions completed during these time periods. The Company believes it will be necessary to continue to increase research and development spending on an absolute basis in order to continue to maintain a competitive technological position as well as continue to expand its product line and the number of localized language versions.

SALES AND MARKETING

     The following table sets forth sales and marketing expenses with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.

                                                                    JUNE 30,
                                    -------------------------------------------------------------------------
                                             1998                            1997                     CHANGE
                                    ------------------------       --------------------------        --------
                                                             (DOLLARS IN THOUSANDS)
Three months ended.........         $18,072            41.3%         $ 9,988           38.7%           80.9%
Nine months ended..........         $49,616            41.2%         $26,791           39.2%           85.2%

     Sales and marketing expenses have increased in absolute terms as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in absolute terms and as a percentage of revenue for the three and nine month periods ended June 30, 1998 over the comparable periods in fiscal 1997 was primarily due to expansion in international markets, increased product marketing costs to support new products and upgrades to existing products and investment in the corporate sales force and the Volume Licensing programs.

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


                                                                    JUNE 30,
                                    ------------------------------------------------------------------------
                                              1998                             1997                   CHANGE
                                    ------------------------       --------------------------         ------
                                                             (DOLLARS IN THOUSANDS)
Three months ended.........          $2,999             6.9%          $1,899            7.3%           57.9%
Nine months ended..........          $8,601             7.1%          $5,081            7.4%           69.3%

     General and administrative expenses increased in absolute terms in both the third quarter and nine months of fiscal 1998 over the corresponding periods of fiscal 1997 primarily due to increased staffing to support the Company's growth as well as growth in Visio's operational headquarters in the Asia Pacific region. The Company expects to show increased general and administrative expenses in absolute terms in future periods for infrastructure to support the Company's revenue growth.

ACQUIRED TECHNOLOGY

     The following table sets forth acquired technology expenses related to recent acquisitions with the corresponding percentage of revenues and year-to-year percentage change for the fiscal periods indicated.


                                                                    JUNE 30,
                                    -------------------------------------------------------------------------
                                              1998                           1997                      CHANGE
                                    ------------------------       --------------------------          ------
                                                             (DOLLARS IN THOUSANDS)
Three months ended.........          $  976             2.2%         $ 3,558           13.8%           (72.6)%
Nine months ended..........          $8,066             6.7%         $10,255           15.0%           (21.3)%

     On January 22, 1998, the Company acquired MarComp Inc. ("MarComp"), a privately held provider of programming toolkits for access to Autodesk's AutoCAD
 .dwg and .dxf file formats, located in Parkton, Maryland. Under the terms of the merger agreement, Visio exchanged 50,014 shares of its unregistered common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests and due to the immateriality of the amounts involved, prior period financial statements have not been restated. The transaction resulted in an increase in equity of $100,000 primarily due to the acquisition of cash and accounts receivable from MarComp and resulted in approximately $100,000 in acquisition related costs in the quarter ended March 31, 1998.

     On February 10, 1998, the Company acquired certain technology and assets of InfoModelers, Inc. ("InfoModelers"), a privately held, leading supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. Under the terms of the agreement, Visio issued 200,000 shares of its unregistered common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was accounted for using the purchase method and was valued at approximately $7.8 million for InfoModeler shareholders. This transaction resulted in a total charge to Acquired Technology of $7.0 million that included $6.8 million for in-process research and development and $236,000 of acquisition related costs in the quarter ended March 31, 1998. In addition, the Company recorded approximately $1.0 million in other balance sheet assets.

     On May 5, 1998, the Company acquired certain technology and assets from Decision Graphics UK Ltd. ("Decision Graphics"), a privately held provider of computer-aided facilities management (CAFM) software, located in the U.K., for $688,000. The transaction was accounted for using the purchase method and resulted in a total charge to Acquired Technology of $729,000 that included $688,000 for in-process research and development and $41,000 of acquisition related costs in the quarter ended June 30, 1998.

     On June 2, 1998, the Company acquired certain CAD technology, software products and other assets from Ketiv Technologies Inc. ("Ketiv"), a privately held provider of architecture, engineering and construction (AEC) software located in Portland, Oregon, for approximately $2.6 million. The transaction was accounted for using the purchase method and resulted in Capitalized Technology of $2.5 million including acquisition related costs and a total charge to Acquired Technology of $247,000 that included $235,000 for in-process research and development and $12,000 of acquisition related costs. The Capitalized Technology is being amortized on a straight-line basis over five years.

     On February 21, 1997, the Company acquired certain technology and assets of Boomerang Technology Inc. ("Boomerang"), a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, California, for $6.7 million. This transaction resulted in a charge to Acquired Technology of $6.7 million for in-process research and development.

     On May 1, 1997, the Company acquired certain assets of Freedom Solutions Group, Inc. d.b.a. SysDraw Software Company ("SysDraw Software Company"), a privately held network design and documentation solutions provider, located in Lombard, Illinois. Under the terms of the agreement, the acquisition price included $5.5 million in cash plus the issuance of a $1.0 million note payable due August 1998. Visio is required to pay up to $1.5 million of additional consideration if revenues of the acquired products meet certain performance goals within three years of the acquisition. The transaction was accounted for using the purchase method and resulted in Capitalized Technology of $3.1 million, other balance sheet assets of $100,000 and a charge to Acquired Technology of $3.6 million that included $3.3 million for in-process research and development and $300,000 of acquisition related costs. The Capitalized Technology is being amortized on a straight-line basis over five years.

INTEREST AND OTHER INCOME, NET

     Interest income for the third quarter of fiscal 1998 of $1.2 million increased 25% over the third quarter of fiscal 1997. Interest income for the nine months ended June 30, 1998 of $3.7 million increased 68% over the comparable period of fiscal 1997. The increase in fiscal 1998 was primarily due to a larger cash and short-term investment balance. Other income includes grant income from the Industrial Development Agency of Ireland and foreign currency transaction gains and losses. Visio currently hedges certain foreign exchange transaction exposures. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency gains and losses.

INCOME TAXES

     The Company's effective income tax rate was 26% for both the fiscal 1998 and fiscal 1997 periods.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and short-term investments totaling $105.9 million, an increase of $26.3 million from September 30, 1997. The increase in cash and short-term investments was due primarily to cash generated from operations and cash proceeds from the issuance of shares through the employee stock option program.

     At June 30, 1998, the Company's principal commitments consisted primarily of leases on its facilities. The Company's capital expenditures totaled $5.3 million in the first nine months of fiscal 1998. At June 30,1998, the Company had commitments for approximately $8.0 million to be paid over the next nine months related to tenant improvements associated with the Company's new headquarters building. The Company believes that its current cash balances and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

     From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At June 30, 1998, except for the acquisition of Kaspia Systems, Inc. ("Kaspia") described in "Subsequest Events", the Company had no material agreements or commitments with respect to any such transactions.

SUBSEQUENT EVENTS

     On July 10, 1998, the Company acquired Kaspia, a privately held developer of fully automated enterprise-network audit functionality, including discovery, monitoring and reporting software, located in Beaverton, Oregon. Under the terms of the merger agreement, Visio acquired all of Kaspia's outstanding stock for 482,994 shares of Visio common stock, valued at approximately $23.3 million for Kaspia shareholders. This transaction will be accounted for as a pooling of interests. The transaction resulted in acquisition related charges of approximately $1.2 million that will be expensed in the quarter ended September 30, 1998. See "Notes to Financial Statements -- 5. Subsequent Events."

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

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements which requires the Company to display an amount representing total comprehensive income for the period in its financial statements. The Company will be required to implement Statement No. 130 for its fiscal year 1999.

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company will be required to implement Statement No. 131 for its fiscal year 1999.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently hedges certain foreign exchange transaction exposures. Management has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's 1999 annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, not fewer than 60 or more than 90 days prior to the date of such annual meeting (or, if the Company provides less than 60 days notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after November 25, 1998 the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K:

               2.1 Agreement and Plan of Merger by and among Visio Corporation, Kaspia Systems, Inc., VMS-1, Inc. and the stockholders of Kaspia named therein, dated July 10, 1998 (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated July 10, 1998 and incorporated herein by reference).

               4.2 Investor Rights Agreement between Visio Corporation and the investors named therein, dated July 10, 1998 (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 10, 1998 and incorporated herein by reference).

              27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

          (b)  Reports on Form 8-K:

               The Company filed Form 8-K dated July 10, 1988, disclosing the Agreement and Plan of Merger by and among Visio Corporation, Kaspia Systems, Inc., VMS-1, Inc. and the stockholders of Kaspia, dated July 10, 1998.

ITEMS 1, 2, 3, AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 1998    VISIO CORPORATION


                          By:  /s/ STEVE M. GORDON
                             -------------------------------------------------
                          Steve M. Gordon
                          Senior Vice President, Finance and Administration; Chief Financial Officer

                          (Principal Financial and Accounting Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION                                 PAGE
-----------                     -----------                                 ----
  2.1       Agreement and Plan of Merger by and among Visio
            Corporation, Kaspia Systems, Inc., VMS-1, Inc. and
            the stockholders of Kaspia named therein, dated July 10,
            1998 (filed as Exhibit 2.1 to the registrant's Current
            Report on Form 8-K dated July 10, 1998 and incorporated
            herein by reference).                                            N/A

  4.2       Investor Rights Agreement between Visio Corporation and
            the investors named therein, dated July 10, 1998
            (filed as Exhibit 4.1 to the registrant's Current Report
            on Form 8-K dated July 10, 1998 and incorporated herein
            by reference).                                                   N/A

 27.1       Financial Data Schedule which is submitted
            electronically to the Securities and Exchange Commission
            for information purposes only and not filed.                     N/A