Form 10-K
period 1998-09-30
VISIO CORP
filed 1998-12-24
CIK 946665

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

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

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on November 30, 1998 as reported on the Nasdaq National Market, was approximately $785,380,610. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of November 30, 1998, there were 30,313,816 shares outstanding of the registrant's Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on February 24, 1999 are incorporated by reference in Part III of this Form 10-K.



Visio, SmartShapes, IntelliCAD, Visio Solutions Library, AutoDiscovery, Drawing Explorer and ArchT are either registered trademarks or trademarks of Visio Corporation in the United States and/or other countries. All other trademarks, trade names or company names referenced herein are used for identification only and are the property of their respective owners.

                               VISIO CORPORATION

                                   FORM 10-K

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998*

                               TABLE OF CONTENTS

                                    PART I

                                                                           PAGE
                                                                           ----
Item 1.Business..........................................................    4
Item 2.Properties........................................................   12
Item 3.Legal Proceedings.................................................   12
Item 4.Submission of Matters to a Vote of Security Holders...............   12

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters..........................................................   13
Item 6. Selected Financial Data..........................................   13
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of  Operations...........................................   14
Item 7A.Quantitative and Qualitative Disclosures about Market Risk.......   28
Item 8. Financial Statements and Supplementary Data......................   29
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................   50

                                   PART III

Item 10. Directors and Executive Officers of the Registrant..............   50
Item 11. Executive Compensation..........................................   50
Item 12. Security Ownership of Certain Beneficial Owners and Management..   50
Item 13. Certain Relationships and Related Transactions..................   50

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.............................................................   51
Signatures...............................................................   54

--------
* Visio Corporation's fiscal year is the 52/53-week period that ends on the Friday nearest September 30. For convenience of presentation, all fiscal periods in this Form 10-K are treated as ending on a calendar month end.

                                    PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

  Except for the historical information contained in this Annual Report on Form 10K, the matters discussed herein, particularly those identified with the words "expects," "believes," "anticipates" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors known to them at the time of such statements. Such forward-looking statements are subject to certain risks and uncertainties, including without limitation those set forth under "Certain Risk Factors That May Impact Future Results of Operations" contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K, which risks and uncertainties could cause actual results to differ materially from those anticipated. Such factors, many of which are beyond the Company's control, should be carefully considered when evaluating the Company's business and prospects and the forward-looking information provided by Visio pursuant to the safe harbor provisions established by recent securities legislation. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

GENERAL

  Visio Corporation ("Visio" or the "Company") is a leading supplier of business drawing and diagramming software. Visio(R) software, introduced in 1992, enables business and technical users to create drawings and diagrams using a "drag and drop" approach. Customers use the Company's software for creating drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs. Visio's flexible product architecture and powerful graphics engine allow organizations to standardize on a single, easy-to-use drawing technology that meets a broad range of business drawing and diagramming needs, and thereby realize savings on purchasing, training and support. The Company's mission is to become the single standard for creating, storing and exchanging drawings in business.

BACKGROUND

  Drawing and diagramming--the visual representation of concepts, processes and relationships--can be as important to businesses as words and numbers for communicating and exchanging ideas. Drawings and diagrams can succinctly communicate abstract concepts and relationships such as organizational structures and technical schematics. Business drawings and diagrams, traditionally done by hand using rulers, templates and graph paper, or delegated to specialists such as graphic artists or drafters, are increasingly created using software products. Just as the advent of personal computers made electronic word processing and spreadsheet preparation possible for the general user, the widespread acceptance of easy-to-use graphical user interfaces has created a similar opportunity for personal computer software to replace traditional paper-based drawing and diagramming for general business users.

  Most existing drawing and diagramming software was introduced for narrowly defined drawing needs, for specialists or as secondary features of office suite products. For example, single-purpose products were created for specific tasks such as flowcharting, organizational charting or network diagramming. Users were confronted with a variety of products, each with a different user interface, and the drawings and diagrams they produced were often difficult to integrate into word-processed documents, spreadsheets or presentation materials. Illustration, page layout and computer aided design ("CAD") software has also been created for graphics artists, designers and drafters. These specialty products generally do not address the needs of nonspecialists who wish to create, share or modify drawings and diagrams. These products are also generally expensive, may require special system configurations, usually require a substantial investment of time to master and must be used regularly for the investment to be justified and the mastery maintained. Although the drawing capabilities of office suite products were developed for general business users, the Company believes that to date they have lacked the depth and breadth of functionality necessary to enable users to easily create a variety of business drawings and diagrams. The result has been a market highly focused on specific users and fragmented among many applications.

THE VISIO SOLUTION

  To address the limitations of existing drawing and diagramming software, the Company introduced its first product, "Visio" (currently renamed "Visio Standard"), in November 1992. Currently, four of the Company's five core products, Visio Standard, Visio Technical, Visio Professional and Visio Enterprise, offer users solutions based on a single, easy-to-use technology for a wide variety of drawing and diagramming needs.

  These four core products are based on a common graphics "engine" that drives parametrically defined SmartShapes(R) symbols, intelligent objects and connectors that maintain relationships within and between shapes as they are moved. Visio's SmartShapes objects, its stencil metaphor and its drag-and-drop features allow users with no prior graphics or CAD training to select shapes easily, combine them with text and manipulate them to create sophisticated drawings and diagrams. The Company's fifth core product, IntelliCAD(R), utilizes a distinct graphics engine and employs DWG as its native file format.

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

  The Company believes that its software is expanding the market for drawing and diagramming software. Visio replaces hand-drawing and single-use products and moves drawing and diagramming out of the specialist art and drafting departments and onto the desktops of general users throughout business enterprises. Due to the single architecture of all the Visio named and branded products, users can share files created with any of the products, and users trained in one product can easily move to another. Most importantly, Visio software enables organizations to realize purchasing, training and support savings by standardizing on a common technology that addresses a wide variety of drawing and diagramming needs.

VISIO'S STRATEGY

  Visio's mission is to become the single standard for creating, storing and exchanging drawings and diagrams in business. By becoming the standard, the Company believes it can introduce new users to electronic drawing and diagramming and thereby expand the market for its products. The Company's strategy to achieve this objective includes the following elements:

  .   Focus on Business Users. The Company has focused on personal computer-
     based drawing and diagramming for business enterprises such as large corporations, consulting firms and governmental entities. The Company targets enterprises that create durable drawings, share those drawings in electronic form across organizational functions and departments and create custom solutions for specific drawing needs. The Company believes these enterprises are more likely to standardize on a single product and provide the best opportunity for the Company to embed its products broadly within an organization. The Company offers these entities a variety of volume licensing arrangements that encourage wide use of, and standardization on, its products.

  .   Maintain Leading Technology and Extend Product Line. The Company's
     strategy is to maintain and improve the flexibility and extensibility of its graphics engine and increase the ease-of-use and functionality of its products. The Company will continue to expand its product lines to address market segments where the value of drawings is high and is exploring complementary products. In March 1998, the Company released IntelliCAD, the Company's Autodesk AutoCAD-compatible software product. Also, in November 1998, the Company released Visio Enterprise, an integrated, multifunction software tool designed for IT professionals who develop, manage and maintain enterprise information systems. The Company currently expects to begin introducing the next major upgrades of its core products in the second half of calendar year 1999.

  . Expand Use of Visio as a Development Platform. Taking advantage of the open architecture, powerful shape technology, and ease of customization of its products, the Company markets to solution providers, system integrators, customer in-house developers, and other third-party software developers who can create custom content and applications for specific business use. In particular, the Company seeks to develop business relationships with third parties who have expertise in specific industries and application markets and who can provide solutions and services that complement Visio's products. The Company also seeks to promote the use of its products in business-integrated solutions within specific customer accounts and within specific industries. To accomplish these goals, the Company has built a development platform infrastructure including a developer training program, developer support, a development website (whitepapers, documentation, samples, forum), a development seminar series, a consulting partner network and consulting services, all of which offer knowledge and assistance for organizations and individuals who wish to develop business relationships with Visio and more effectively utilize Visio's products.

  . Focus on Microsoft Windows. The Company develops products for the Microsoft Windows environment and has historically worked closely with Microsoft to more fully utilize the capabilities of Windows technology. The Company intends to continue to work closely with Microsoft to gain access to new Windows technology and to maintain its position as a key developer of products for Windows.

  . Expand International Markets. The Company distributes the Visio product line in 12 languages and in more than 45 countries around the world. International revenues represented approximately 35% and 41% of the Company's revenues in fiscal 1997 and 1998, respectively. The Company plans to continue to expand the number of its products distributed in international markets as well as its sales and marketing offices and distribution networks within those markets.

PRODUCTS AND PRODUCT GROUPS

  The Company currently sells five core software products, together with add-on software products. Four of the Company's core products (Visio Standard, Visio Technical, Visio Professional and Visio Enterprise) offer solutions to a wide variety of drawing and diagramming needs based on a single, easy-to-use technology. The Company designs its Visio product features to be intuitive, enabling even occasional users to draw and diagram efficiently. The Company's products integrate well with other desktop applications and can be easily customized to meet individual needs.

  Many business drawings and diagrams are composed almost entirely of standard symbols. Accordingly, the Company's Visio products utilize a visual "stencil" metaphor. This metaphor is implemented through a stencil window that displays a collection of standard shapes, including connectors, on a visually distinctive background. The user incorporates these standard shapes into a drawing by dragging the shapes from the stencil window and dropping them into the drawing window. In addition, users can customize the behavior of shapes and create their own shapes. All Visio shapes can have associated text, which moves when the shape is moved. The Company's software allows users to associate nongraphical data with shapes, enabling users to easily generate nongraphical information, such as parts lists and bills of material, from Visio drawings and diagrams.

  The Company's fifth core software product, IntelliCAD, utilizes a distinct graphics engine and employs DWG as its native file format. This allows IntelliCAD to support the vast number of legacy drawings created by CAD operators over the years with Autodesk AutoCAD.

  The Company classifies its core products, together with the related add-ons, into three product groups: the Business Diagramming product group, the Technical Drawing product group and the IT Design and Documentation product group.

BUSINESS DIAGRAMMING

  Visio's Business Diagramming product group focuses on developing and commercializing tools that help business professionals manage people, processes and projects and communicate business information more effectively through graphics. This product group includes the Company's first core product, Visio Standard.

 Visio Standard

  Visio Standard, which was first shipped in November 1992, enables general business personal computer users to create a wide variety of diagrams. Many of Visio Standard's features are designed to optimize its ease of use. Visio Standard also includes wizards for organization charts, timelines and page layouts that automatically generate diagrams based on the data the user provides and the user's formatting preferences. In addition to enabling users to easily create diagrams, Visio Standard also includes features to enhance the information content of diagrams. Visio Standard users can link diagrams to databases and associate nongraphical data with shapes within a diagram. Some of the diagrams that can be created with Visio Standard include:

      Flowcharts                          Organization Charts
      Timelines                           Block Diagrams
      Geographic Maps                     Marketing Charts

  The Company released its most current major version, Visio Standard 5.0, in August 1997 and, since that date, has released enhancements to Visio Standard
5.0 that provide additional functionality and content. Visio Standard 5.0 is the foundation of the 5.0 product family. Visio Standard 5.0 has an estimated street price (average purchase price paid by end users) of $149. The Company currently expects to introduce its next major upgrade of Visio Standard by the end of fiscal 1999.

TECHNICAL DRAWING

  The Technical Drawing product group focuses on providing tools for engineers, engineering salespeople, architects, designers and others who either produce or utilize technical diagrams and drawings as part of their work. This product group includes Visio Technical and IntelliCAD.

 Visio Technical

  Visio Technical is designed for technical professionals such as engineers, architects and others who produce or work with technical diagrams and space plans. It offers all the features, content and capabilities of Visio Standard, plus shapes and capabilities necessary to create professional-quality technical drawings. Visio Technical enables users to efficiently create two-dimensional drawings and technical schematics without the long learning curve normally associated with CAD software. Visio Technical users can easily share technical drawings with other Windows applications and can create intelligent drawings by linking them to databases. Visio Technical includes more than 3,800 industry-specific SmartShapes objects. Some of the drawings that can be created with Visio Technical include:

      Space Plans                         Facilities Management Drawings
      Electrical Schematics               Construction Drawings
      Mechanical Engineering Designs      Heating, Ventilation and Air
      Process Plant Designs                Conditioning Schematics

  The Company released its most current major version, Visio Technical 5.0, in August 1997. In December 1998 the Company released Visio Technical 5.0 Plus, which includes additional functionality and content. Visio Technical 5.0 has an estimated street price of $349. The Company currently expects to introduce its next major upgrade of Visio Technical by the end of fiscal 1999.

 IntelliCAD

  IntelliCAD, the Company's Autodesk AutoCAD-compatible software product, was released in March 1998. By utilizing a distinct engine and employing DWG as its native file format, IntelliCAD software seamlessly supports the vast number of legacy drawings created by CAD operators over the years with Autodesk's AutoCAD product, the dominant PC-based CAD application. IntelliCAD allows users to exchange DWG files between IntelliCAD and AutoCAD without data loss, including the new entities introduced in the latest version of AutoCAD, Release 14. IntelliCAD also supports the same key customization features that have distinguished AutoCAD in the marketplace. These features include full support for the AutoLISP macro language, AutoCAD custom menus and dialog boxes, and the Autodesk Development System API, used by third-party software developers to create applications that run on AutoCAD. While maintaining compatibility with legacy data and applications, IntelliCAD software also includes features that enhance and extend the AutoCAD work environment. These enhancements include a full, event-driven implementation of Drawing Explorer(TM) for intuitively managing drawing layers, line types and blocks, a visual menu editor for easy customization of AutoCAD-compatible menu structures, and a drag-and-drop button bar editor that easily creates horizontal fly-out structures on toolbars. IntelliCAD supports a multiple document interface that permits the simultaneous editing of multiple drawings. This feature also allows IntelliCAD users to cut, copy and paste drawing entities between windows. IntelliCAD has an estimated street price of $349. The Company currently expects to introduce its first major upgrade of IntelliCAD by the end of fiscal 1999.

IT DESIGN AND DOCUMENTATION

  The IT Design and Documentation product group focuses on design, documentation and modeling tools for the IT professional. This product group includes Visio Professional and Visio Enterprise.

 Visio Professional

  Visio Professional is a complete diagramming tool for information systems ("IS") and information technology ("IT") professionals such as local area network managers, database analysts, software developers and web masters as well as business process professionals. The Company released its most current version, Visio Professional 5.0, in August 1997. Visio Professional 5.0, a superset of Visio Standard 5.0, incorporates all of Visio Standard 5.0's capabilities and content as well as features specific to IS/IT and business process management professionals. Visio Professional customers typically rely on the product to document networks, diagram software architecture, map and design database structures, and use it as a tool for business process management initiatives. Visio Professional 5.0 has an estimated street price of $349. The Company currently expects to introduce its next major upgrade of Visio Professional in the first half of fiscal 2000.

 Visio Enterprise

  Visio Enterprise 5.0, built on the foundation of Visio Professional, was released in November 1998. It extends the Company's reach in IT design and documentation by offering tools in three main IT domains: network design and documentation, software engineering, and database design. With respect to network design and documentation, Visio Enterprise facilitates physical, logical and wide-area network designs. The product's SNMP-based, layer 3 AutoDiscovery(TM) technology discovers and maps the logical connectivity of a network, beginning with the address of a single seed router and building a comprehensive database that includes network device and connectivity information. Visio Enterprise integrates this AutoDiscovery technology with the diagramming capabilities of Visio Professional and the 14,000-shape Visio Network Equipment library to automatically represent discovered devices with port-level detail. Integrating these capabilities produces time savings by automating the three basic tasks of network management: identifying what equipment is connected to the network, documenting it and then keeping it up to date. For software engineering, the product's features include support for the full range of unified modeling language ("UML") 1.2 diagram types. Visio Enterprise supports reverse engineering of Microsoft Visual C++ and Visual Basic code into UML models and integration with other enterprise tools via Microsoft Repository 2.0. Visio Enterprise allows for the design of databases using standard technologies and multiple object-oriented notations. For example, users can model in relational, IDEF1X and other popular notations. The product supports forward and reverse engineering of databases for maintenance and updating of existing database management systems ("DBMSs"), and migration between DBMSs from the leading enterprise database vendors, including IBM Corporation, Oracle Corporation, Informix Corporation and Microsoft Corporation. The product enables model import and export via the Microsoft Data Warehousing Framework. Users can also read and write PLATINUM ERwin and InfoModeler(R) models, as well as Visio Professional 5.0 database diagrams. Visio Enterprise 5.0 has an estimated street price of $995. The Company currently expects to introduce its first major upgrade of Visio Enterprise in the first half of fiscal 2000.

OTHER PRODUCTS

  In addition to its core products, the Company offers Visio Maps, a desktop mapping software product that allows users to create, share and distribute high-quality, data-rich maps quickly and easily, Visio Network Equipment, an add-on solution to Visio Standard, Visio Technical and Visio Professional for the design and documentation of local, wide-area and telecommunications networks, Visio Frame Relay, which can identify the frame relay endpoints on a network and help automate the process of diagramming and designing the network, ArchT(TM) by Visio, an architectural add-on for AutoCAD that in early 1999 is also expected to be available for IntelliCAD, and Visio SmartShapes Solutions for Accident Reporting and Visio SmartShapes Solutions for Crime Scenes, two add-on stencil products. These products supplement the Company's core products by extending the number and types of drawings available for job-specific drawing needs.

SALES, MARKETING AND DISTRIBUTION

  Visio's marketing efforts were initially directed at creating a new product category--drawing and diagramming software for general business users. Those marketing efforts were directed at individual end users who purchased the Company's products through standard retail software distribution channels. As the need for drawing and diagramming software for general business users has been recognized, the Company has refocused its marketing efforts on strengthening Visio brand name recognition to facilitate the introduction of additional Visio-branded products and on expanding its distribution channels. In addition, the Company is increasingly focusing its sales and marketing efforts on volume licensing arrangements with large accounts. As a result of this effort, volume licensing revenues have been 10%, 17% and 24% of total revenues in fiscal 1996, 1997 and 1998, respectively. The Company expects continued investment in the volume licensing sales staff in fiscal 1999 and, as a result, expects this percentage to increase.

  In North America, the Company's products are sold primarily through distributors, including Ingram Micro, Inc. ("Ingram") and Merisel, Inc. ("Merisel"). These distributors resell the Company's products to retail software outlets and computer superstores, corporate resellers, value added resellers and mail order and catalog resellers. The Company has entered into nonexclusive distribution agreements with both Ingram and Merisel. The agreement with Ingram may be terminated without cause by either party upon 30 days notice. The agreement with Merisel is automatically renewed on an annual basis and may be terminated without cause by either party upon 60 days' notice.

  Distribution outside of North America is also primarily through distributors and is managed by the Company's international headquarters in Dublin, Ireland, its Asia Pacific operations center in Singapore, and its regional sales and marketing offices in Miami, Florida, Australia, England, France, Germany, Italy, Japan,

Malaysia, the Netherlands, South Africa, South Korea, Switzerland and Taiwan. Internationally, the Company has numerous non-exclusive distributors.

  In fiscal 1998, sales to Ingram and Merisel, the Company's two largest distributors, were 34% and 10%, respectively, of the Company's revenues. See also Note 9 of the Company's "Notes to Financial Statements" in Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

  The Company has established OEM arrangements with various hardware manufacturers, software vendors and book publishers. The Company also sells products directly to end users.

  The Company outsources most of its technical support and customer service. To the extent it remains economically advantageous to do so, the Company expects to continue to outsource most of these functions in the future.

PRODUCT DEVELOPMENT

  The Company believes that its future success will depend in large part on its ability to enhance its current product line, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements and industry standards for drawing and diagramming software. The Company's product development group is actively engaged in identifying, defining and developing new products and product enhancements to meet customer needs. The Company's principal product development efforts focus on continued enhancements to the graphics engines for its Visio products and IntelliCAD, development of new customer solutions and applications, including increased drawing complexity, increased number of objects, increased "smartness" of SmartShapes objects and improved database connectivity.

  The Company's products have been developed primarily by its product development group. Certain technologies, such as the spellcheck function, have been licensed from other sources and integrated into the Company's products. The Company intends to continue licensing technologies as it increases its product offerings. In fiscal 1998, the Company completed mergers with MarComp, Inc. and Kaspia Systems, Inc., and the Company purchased certain technology from Decision Graphics UK Limited, InfoModelers, Inc. and Ketiv Technologies, Incorporated. The Company intends to continue to make substantial investments in product development. The Company's product development expenses totaled $9.1 million, $16.1 million and $27.3 million, or 15%, 16% and 16% of revenues, in fiscal 1996, 1997 and 1998, respectively.

COMPETITION

  The computer software drawing and diagramming markets are intensely competitive and subject to rapidly changing technology and evolving standards. The Company competes with a wide range of companies, from small niche companies to larger software companies with strong market position and technology. The Company's principal competitors are companies with leading products in the special purpose drawing and diagramming, illustration, CAD and office suite categories. Products competing with the Company's products include, among others, those named below. Many of these competitors have significantly greater financial, technical, sales and marketing and other resources than the Company. As business drawing and diagramming software markets develop, the Company believes that additional companies may enter these markets and thereby intensify competition.

 VISIO PRODUCT GROUP           COMPETING PRODUCT      COMPETITOR
 -------------------           -----------------      ----------
 Business Diagramming          Visual Thought         Confluent, Inc.
  Visio Standard               EasyFlow               HavenTree Software
                                                      Limited
                               Milestones, Etc.       Kidasa Software, Inc.
                               Flowcharter            Micrografx, Inc.
                               Flow Charting PDQ      Patton & Patton Software
                                                      Corporation
                               Org Plus               The Learning Company,
                                                      Inc.
                               SmartDraw              SmartDraw Software, Inc.
                               allCLEAR               SPSS, Inc.

 VISIO PRODUCT GROUP         COMPETING PRODUCT   COMPETITOR
 -------------------         -----------------   ----------
 Technical Drawing           AutoCAD LT          Autodesk, Inc.
  Visio Technical            AutoCAD             Autodesk, Inc.
  IntelliCAD                 AutoSketch          Autodesk, Inc.
                             Actrix Technical    Autodesk, Inc.
                             Imagineer Technical Intergraph Corporation
                             TurboCAD            International Microcomputer
                                                 Software, Inc.
                             MicroStation        Bentley Systems, Inc.

 IT Design and Documentation netViz              NetViz Corporation
  Visio Professional         ClickNet            Pinpoint Software Corporation
  Visio Enterprise           Network Charter Pro Micrografx, Inc.
                             NetFormx            ImageNet, Inc.
                             NetSuite            NetSuite Development Corp.
                             EasyER/EasyObject   Visible Systems Corporation
                             ER/Studio           Embarcadero Technologies Inc.
                             ERwin               PLATINUM technology, inc.
                             PowerDesigner       Sybase, Inc.
                             Rational Rose       Rational Software Corporation
                             Visual Studio       Microsoft Corporation

  In addition, the drawing capabilities included in Microsoft Office, SmartSuite by Lotus Development Corp. and WordPerfect Suite by Corel Corporation compete with Visio Standard. If any of these producers of office suites aggressively pursues the business drawing and diagramming markets and commits further resources to development in this area, the Company's results of operations could be materially adversely affected.

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

PROPRIETARY RIGHTS

  The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and patent laws, trade secret protection, confidentiality procedures and contractual provisions, including nondisclosure agreements with employees and others, to protect is proprietary rights. The Company currently has four U.S. patents, one foreign patent and various U.S. and foreign patent applications pending. However, existing patent, copyright and trade secret laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, copyright and trade secret protection have less effect on the Company's business and results of operations than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

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

PRODUCTION

  Production of the Company's software products primarily involves duplication of various media and the printing of user manuals and packaging materials. Media for the Company's products include CD-ROMs and 3.5-inch diskettes and are available from multiple sources. The Company outsources the production of its products. To date, the Company has not experienced any material difficulties or delays in production of its software products or documentation. To the extent it remains economically advantageous to do so, the Company intends to continue outsourcing production in the future.

EMPLOYEES

  As of September 30, 1998, the Company employed 555 persons, including 189 in sales and marketing, 211 in product development, and 155 in finance, administration and operations, including customer service and technical support. The Company believes that its future success will depend in part on its ability to continue to attract and retain skilled product development, technical support, marketing and management personnel. Competition for such personnel in the computer software industry is intense. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company's headquarters are located in Seattle, Washington, where it currently leases approximately 85,000 square feet in three buildings for administrative, sales and marketing, customer service and product development activities. The Company also leases an aggregate of approximately 30,000 square feet of office space in San Diego, Chicago and Beaverton, Oregon; approximately 14,000 square feet of office space in Dublin, Ireland and an aggregate of approximately 37,000 square feet of office space in its other offices worldwide. In 1999, the Company expects to relocate its Seattle operations to a new 184,000 square foot facility in Seattle and its Dublin operations to a new 40,000 square foot facility in Dublin. In addition, the Company currently expects to expand its Seattle operations to another 133,000 square foot facility beginning in mid 2000. The Company believes that such facilities are adequate to meet its needs for the foreseeable future. The Company believes that it can acquire additional space, if needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                                     FISCAL QUARTER ENDED
                         --------------------------------------------- FISCAL YEAR ENDED
                         DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,   SEPTEMBER 30,
FISCAL YEAR 1998             1997       1998      1998       1998            1998
----------------         ------------ --------- -------- ------------- -----------------
Common stock prices
  High..................    $42.63     $48.13    $50.88     $50.75          $50.88
  Low...................    $26.50     $32.38    $39.88     $19.00          $19.00
                                     FISCAL QUARTER ENDED
                         --------------------------------------------- FISCAL YEAR ENDED
                         DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,   SEPTEMBER 30,
FISCAL YEAR 1997             1996       1997      1997       1997            1997
----------------         ------------ --------- -------- ------------- -----------------
Common stock prices
  High..................    $26.38     $26.75    $35.03     $42.50          $42.50
  Low...................    $19.75     $18.13    $19.13     $32.00          $18.13

  Visio's common stock has been traded on the Nasdaq National Market under the symbol VSIO since the Company's initial public offering in November 1995. The high and low common stock prices noted above are as reported on the Nasdaq National Market. On November 30, 1998, there were 229 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data and other operating information of Visio. The selected financial data in the table are derived from the financial statements of Visio. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                   -------------------------------------------
                                    1994     1995     1996     1997     1998
                                   -------  -------  ------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................... $20,616  $34,224  $59,862 $100,775 $165,995
Operating income.................. $   157  $ 2,932  $13,570 $ 14,836 $ 32,786
Net income (loss)................. $  (152) $ 2,185  $10,496 $ 13,700 $ 28,108
Basic earnings (loss) per share... $ (0.02) $  0.23  $  0.41 $   0.49 $   0.96
Diluted earnings (loss) per
 share............................ $ (0.02) $  0.10  $  0.36 $   0.44 $   0.89
Cash and short-term investments... $ 3,669  $ 7,424  $62,058 $ 81,212 $109,018
Total assets...................... $ 7,879  $19,770  $73,207 $112,701 $159,377
Debt.............................. $   587  $   453  $   158 $    387 $    --
Shareholders' equity (deficit).... $(3,476) $  (521) $55,359 $ 78,768 $127,207

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Visio Corporation ("Visio" or "Company"), which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95, Windows 98 and Windows NT operating systems and are marketed under the Visio brand. The Company's primary products are Visio Standard, Visio Technical, Visio Professional, Visio Enterprise and IntelliCAD(R). The Company's first product, Visio Standard, which first shipped in November 1992, began creating a new market for business diagramming. The Company shipped its second primary product, Visio Technical, for technical drawing, in November 1994. The Company introduced its third primary product in January 1997, Visio Professional, for information systems and network design and documentation. In March 1998 the Company introduced IntelliCAD for the computer aided drafting market, and in November 1998 the Company introduced Visio Enterprise for network design and documentation, software engineering and database design.

RESULTS OF OPERATIONS

  In July 1998 the Company acquired Kaspia Systems, Inc. ("Kaspia"). The transaction was accounted for as a pooling of interests and accordingly, prior year results have been restated to include the combined results of operations for Visio and Kaspia. See "Acquired Technology and Merger Expenses."

  The following table sets forth statement of income data as a percentage of revenues for the fiscal years indicated.

                                                         FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                         ---------------------
                                                         1996    1997    1998
                                                         -----   -----   -----
   Revenues.............................................   100%    100%    100%
   Cost of revenues.....................................    15      11       9
                                                         -----   -----   -----
   Gross profit.........................................    85      89      91
   Operating expenses:
     Research and development...........................    15      16      16
     Sales and marketing................................    39      40      41
     General and administrative.........................     8       8       8
     Acquired technology and merger expenses............    --      10       6
                                                         -----   -----   -----
   Total operating expenses.............................    62      74      71
                                                         -----   -----   -----
   Operating income.....................................    23      15      20
   Interest and other income, net.......................     3       3       3
                                                         -----   -----   -----
   Income before income taxes...........................    26      18      23
   Provision for income taxes...........................     8       4       6
                                                         -----   -----   -----
   Net income...........................................    18%     14%     17%
                                                         =====   =====   =====

REVENUES

  Revenues include fees from the license of software products, maintenance and support contracts, net of reserves for estimated future returns and allowances. License revenues are derived from packaged software products, volume licenses and certain OEM arrangements. The Company periodically upgrades its products. Revenues from upgrades are cyclical and are typically highest in the periods of and immediately following an upgrade. The last significant upgrade occurred in August 1997 when Visio Standard, Visio Technical and Visio Professional were upgraded to version 5.0. Included in upgrade revenues are revenues from "cross-grades" whereby customers purchase upgrades to move from one Visio product to another. The Company's average selling price per unit is typically higher on sales of new units of packaged products than sales of upgrades, volume licenses or OEM arrangements. Of the Company's primary products, Visio Professional, Visio Technical, IntelliCAD and Visio Enterprise have higher average selling prices than Visio Standard. Volume discounts are generally granted on products sold through the Volume Licensing channel.

  The increase in revenues for the three fiscal years ended September 30, 1998 was due primarily to sales volume growth across product groups, distribution channels and geographic regions as well as an aggregate increase in average selling price due to the change in product mix toward the higher priced products. The Company anticipates increasing the selling prices for most of its major products in fiscal 1999. However, the Company cannot predict how such price increases will affect total revenues due to potential changes in sales volume and continued fluctuations in aggregate average selling prices from shifts in product, channel and geography mix. Contributing most significantly to the growth in revenues in fiscal 1997 and fiscal 1998 was the release of Visio Professional in January 1997.

PRODUCT GROUPS

  The following table sets forth revenues by product group with the corresponding percentage of total revenues and the year-to-year percentage growth for the fiscal periods indicated.

                                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------
                                                                          %              %     %               %     %
                                                                 1996   TOTAL   1997   TOTAL GROWTH   1998   TOTAL GROWTH
(IN THOUSANDS)                                                  ------- ----- -------- ----- ------ -------- ----- ------
Revenues:
 Business Diagramming.......................................... $41,952   70% $ 45,757   45%    9%  $ 47,524   29%    4%
 Technical Drawing.............................................  17,747   30    29,916   30    69     38,108   23    27
 IT Design and Documentation...................................     163   --    25,102   25   N/A     80,363   48   220
                                                                -------  ---  --------  ---   ---   --------  ---   ---
  Total revenues............................................... $59,862  100% $100,775  100%   68%  $165,995  100%   65%
--------------------------------------------------
                                                                =======  ===  ========  ===   ===   ========  ===   ===

  The Company classifies its products into the following product groups: Visio Standard, Visio Business Modeler and Visio Maps in the Business Diagramming product group, Visio Technical and IntelliCAD in the Technical Drawing product group, and Visio Professional and Visio Network Equipment in the IT Design and Documentation product group. In early fiscal 1999, the Company introduced Visio Enterprise that will be classified in the IT Design and Documentation product group.

  The increase in Business Diagramming product revenues in fiscal 1997 compared to fiscal 1996 was attributable to an increase in the volume of new licenses, offset by a decrease in upgrade revenues as well as a decrease in average selling prices due to an increase in the percentage of product sold through the Volume Licensing channel. The increase in Business Diagramming product revenues in fiscal 1998 compared to fiscal 1997 was attributable to an increase in upgrade revenues due to the version 5.0 upgrade released in August 1997. Revenues from new licenses were flat in fiscal 1998 compared to fiscal 1997. The Company believes that in fiscal 1997 and 1998 the percentage growth in the Business Diagramming product group was impacted by cannibalization from Visio Professional to the extent that customers such as IT professionals who may otherwise have purchased Visio Standard chose Visio Professional instead for its added features and content.

   The increase in Technical Drawing product revenues in fiscal 1997 compared to fiscal 1996 was attributable to an increase in new license volume and upgrade volume, offset by a decline in average selling prices due to the increase in the percentage of product sold through the Volume Licensing channel. The increase in Technical Drawing product revenues in fiscal 1998 compared to fiscal 1997 was attributable to an increase in new license volume, upgrade volume and the release of IntelliCAD in March 1998. Average selling prices for Technical Drawing products in fiscal 1998 were up slightly from fiscal 1997 due to a higher percentage of revenues attributable to new licenses rather than upgrades, offset by a higher percentage of revenues sold through the

Volume Licensing channel. The Company believes that in fiscal 1997 and 1998 the percentage growth in the Technical Drawing product group was also impacted by cannibalization from Visio Professional. Prior to the release of Visio Professional, Visio Technical was marketed to IT professionals as a solution for network diagramming.

  Visio Professional, the Company's first significant product in the IT Design and Documentation product group, significantly impacted the revenue mix within the product groups. Since Visio Professional was introduced in the second quarter of fiscal 1997, sales of that product have grown as the product has been accepted as a viable solution for IT professionals in the design and documentation of their networks, databases, software applications and web sites. Also contributing to the growth of Visio Professional has been the growth of the IT design and documentation market as a whole. The revenue growth of the IT Design and Documentation product group was slightly offset by decreases in average selling prices due to the increase in the percentage of products sold through the Volume Licensing channel.

SALES CHANNELS

  The following table sets forth revenues by sales channel with the corresponding percentage of total revenues and the year-to-year percentage growth for the fiscal periods indicated.

                                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------
                                                                          %              %     %               %     %
                                                                 1996   TOTAL   1997   TOTAL GROWTH   1998   TOTAL GROWTH
(IN THOUSANDS)                                                  ------- ----- -------- ----- ------ -------- ----- ------
Revenues:
  Distribution................................................. $45,522   76% $ 76,022   75%   67%  $115,253   69%   52%
  Direct.......................................................   5,989   10     6,819    7    14     10,966    7    61
  Volume Licensing.............................................   6,165   10    17,046   17   176     39,343   24   131
  OEM..........................................................   2,186    4       888    1   (59)       433   --   (51)
                                                                -------  ---  --------  ---   ---   --------  ---   ---
    Total revenues............................................. $59,862  100% $100,775  100%   68%  $165,995  100%   65%
--------------------------------------------------
                                                                =======  ===  ========  ===   ===   ========  ===   ===

  Visio classifies its revenues into four sales channels: "Distribution," "Direct," "Volume Licensing," and "OEM." Distribution revenues represent sales of packaged products through national distributors and corporate, value added, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company generally to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from volume licenses which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The sales cycle for a volume license can extend up to eighteen months on significant volume licenses as organizations can require extensive time to evaluate and consider a large-scale implementation. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues which are priced separately and recognized over the terms of the contracts. OEM revenues include licenses of Visio products to hardware and software manufacturers for bundling arrangements. OEM revenues include packaged product sales, as well as royalty payments with no associated product costs.

  Growth during each of fiscal 1997 and 1998 in both the Distribution and Direct channels was primarily driven by the growth of the IT Design and Documentation product group revenues as well as revenues from the version 5.0 upgrade in August 1997. The strong growth in Volume Licensing reflects continued investment in the corporate sales force and the Volume Licensing programs. The Company increased its corporate sales staff from 45 at September 30, 1997 to 70 at September 30, 1998. The Company expects to hire additional corporate sales staff in fiscal 1999 and therefore expects revenues from Volume Licensing to continue to increase as a percentage of total revenues.

GEOGRAPHY

  The following table sets forth revenues by geography with the corresponding percentage of total revenues and the year-to-year percentage growth for the fiscal periods indicated.

                                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------
                                                                          %              %     %               %     %
                                                                 1996   TOTAL   1997   TOTAL GROWTH   1998   TOTAL GROWTH
(IN THOUSANDS)                                                  ------- ----- -------- ----- ------ -------- ----- ------
Revenues:
  North America................................................ $37,872   63% $ 65,238   65%   72%  $ 98,735   59%   51%
  Europe.......................................................  14,311   24    22,199   22    55     41,210   25    86
  Rest of World................................................   7,679   13    13,338   13    74     26,050   16    95
                                                                -------  ---  --------  ---   ---   --------  ---   ---
    Total revenues............................................. $59,862  100% $100,775  100%   68%  $165,995  100%   65%
--------------------------------------------------
                                                                =======  ===  ========  ===   ===   ========  ===   ===

  The increase in Europe and Rest of World revenues in fiscal 1997 compared to fiscal 1996 was primarily due to the release of Visio Professional and continued growth of Visio Technical in these geographies. The decrease in Europe revenues as a percentage of total revenues in fiscal 1997 compared to fiscal 1996 was due primarily to the strong performance of Visio Professional in the United States and a lower growth rate in Europe due to weaknesses in certain European markets.

  The increase in Europe and Rest of World revenues in fiscal 1998 compared to fiscal 1997 was primarily attributable to the growth of the IT Design and Documentation product group, the upgrade to version 5.0 and the increase in Volume Licensing. In addition, continued investment in international markets, including localized products, sales offices and staffing, also contributed to the growth of international revenues. The growth in Rest of World in fiscal 1998 compared to fiscal 1997 was partially offset by general weakened economic conditions and foreign currency devaluations in Japan and Southeast Asia. These economic and currency conditions may continue to negatively impact revenues and operating results in the Rest of World region in upcoming periods.

  The Company's operating results are affected by foreign exchange rates. Approximately 20%, 19% and 30% of the Company's revenues were collected in foreign currencies during fiscal 1996, 1997 and 1998, respectively. The impact on operating income due to exchange rate fluctuation is partially mitigated as most of the Company's international production costs and operating expenses are incurred in foreign currencies as well. Therefore, the net impact of exchange rate fluctuations on income from operations is less than the impact on revenues.

COST OF REVENUES

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------
                                            1996   1997   CHANGE  1998   CHANGE
(IN THOUSANDS)                             ------ ------- ------ ------- ------
Cost of revenues.......................... $8,708 $10,682   23%  $15,132   42%
Percentage of revenues....................    15%     11%             9%

  Cost of revenues varies with the mix of Distribution, Direct, Volume Licensing and OEM revenues and with relative variations in the standard product costs associated with each product group, and fluctuations in period costs. Standard product costs consist primarily of documentation, packaging, media duplication, assembly and material management costs. Period costs consist primarily of certain royalties, technical support, production management, freight and fulfillment, amortization of capitalized technology, standard material variances and inventory valuation adjustments.

  Standard costs associated with each product group are primarily determined by the amount of packaged product delivered in that product group. Accordingly, most of the Company's standard costs are associated with Distribution and Direct revenues, the majority of which are derived from sales of packaged products. Volume

Licensing revenues have the lowest standard cost because they generally do not include any substantial amount of packaged goods.

  The decrease in cost of revenues as a percentage of revenues in each of fiscal 1997 and 1998 primarily resulted from increased use of lower cost CD-ROM media and other raw material cost reductions, an increase in the percentage of revenues from the Technical Drawing and IT Design and Documentation product groups which generally have lower standard product costs as a percentage of revenues than the Business Diagramming products, and increased Volume Licensing revenues which have little or no standard product costs. These decreases were partially offset by increased royalty costs for licensed technology including Visual Basic for Applications from Microsoft Corporation and increased amortization costs of capitalized technology. The Company believes its cost of revenues as a percentage of revenues may increase in the future due to expected increases in support for future products of more complexity and increased amortization of capitalized technology from recent acquisitions. See "Acquired Technology and Merger Expenses."

RESEARCH AND DEVELOPMENT

                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                            ------------------------------------
                                             1996   1997   CHANGE  1998   CHANGE
(IN THOUSANDS)                              ------ ------- ------ ------- ------
Research and development................... $9,057 $16,073   77%  $27,257   70%
Percentage of revenues.....................    15%     16%            16%

  Research and development expenses consist primarily of personnel, contract services, occupancy and equipment costs required to conduct the Company's product development efforts. Product development includes product engineering, documentation development, localization, usability testing, quality assurance and advanced research and development costs. Product localization costs and lump sum payments for technology are capitalized and amortized to development generally over the lesser of the useful life or 18 months. Research and development expenses are charged to operations as incurred. The Company has not capitalized certain software development costs subsequent to the establishment of technological feasibility, as these costs have not been material.

  Research and development expenses for each of fiscal 1997 and 1998 increased primarily due to planned hiring in the Company's development organization and staffing additions associated with the acquisition of certain technology and assets from third parties. See "Acquired Technology and Merger Expenses." The Company believes it will be necessary to continue to increase research and development spending on an absolute basis during fiscal 1999 and beyond to expand its product lines and introduce new language version product to international markets.

SALES AND MARKETING

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------
                                           1996    1997   CHANGE  1998   CHANGE
(IN THOUSANDS)                            ------- ------- ------ ------- ------
Sales and marketing...................... $23,496 $40,576   73%  $68,596   69%
Percentage of revenues...................     39%     40%            41%

  Sales and marketing expenses have increased each fiscal year as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in absolute terms and as a percentage of revenues for each of fiscal 1997 and 1998 was primarily due to expansion in international markets, increased product marketing costs to introduce and support new products and product upgrades and investment in the corporate sales force and the Volume Licensing programs.

  The Company believes substantial spending on marketing awareness and corporate sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Visio expects sales and marketing expenses will continue to increase in absolute terms over time.

GENERAL AND ADMINISTRATIVE

                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                              1996   1997  CHANGE  1998   CHANGE
(IN THOUSANDS)                               ------ ------ ------ ------- ------
General and administrative.................. $5,031 $8,353   66%  $12,973   55%
Percentage of revenues......................     8%     8%             8%

  General and administrative expenses increased in each of fiscal 1997 and 1998 in absolute terms primarily due to increased staffing and new information technology systems to support the Company's growth as well as the establishment and growth of Visio's international operations. The Company expects general and administrative expenses to increase in absolute terms in future periods as the Company continues to develop a sufficient infrastructure to support its revenue growth.

ACQUIRED TECHNOLOGY AND MERGER EXPENSES

  For all acquisitions accounted for under the purchase method, assets are recorded at fair market value. The allocation of the purchase price to acquired technology or capitalized technology is based on known valuation techniques in the software industry. For some transactions, the Company obtains an independent appraisal of the technology. Amounts allocated to acquired technology relate to in-process research and development that were immediately expensed in the period of acquisition because technological feasibility was not established and no alternative commercial use was identified. Amounts allocated to capitalized technology relate to technology that had achieved technological feasibility at the time of acquisition. Capitalized technology is amortized on a straight-line basis over the estimated useful life of the technology.

  Boomerang Technology Acquisition. On February 21, 1997, the Company acquired certain technology and assets of Boomerang Technology Inc. ("Boomerang"), a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, California. Under the terms of the agreement, the Company acquired source code and certain other assets for a cash payment of $6.7 million. This transaction was accounted for using the purchase method and resulted in a charge to acquired technology and merger expenses of $6.7 million for in-process research and development in fiscal 1997.

  SysDraw Software Company Acquisition. On May 1, 1997, the Company acquired certain assets of Freedom Solutions Group, Inc., d.b.a. SysDraw Software Company ("SysDraw"), a privately held network design and documentation solutions provider, located in Lombard, Illinois. Under the terms of the agreement, the acquisition price included $5.8 million in cash plus the issuance of a $1.0 million note payable, the principal and interest of which were paid by Visio in August 1998. Visio is required to pay $1.5 million of additional consideration if revenues of the acquired products meet certain performance goals within three years of the acquisition date. The transaction was accounted for using the purchase method and resulted in capitalized technology of $3.1 million, other assets of $100,000 and a charge to acquired technology and merger expenses of $3.6 million for in-process research and development in fiscal 1997. The capitalized technology is being amortized on a straight-line basis over five years.

  Merger with MarComp. On January 22, 1998, the Company merged with MarComp, Inc. ("MarComp"), a privately held provider of programming toolkits for access to Autodesk's AutoCAD .dwg and .dxf file formats, located in Parkton, Maryland. Under the terms of the merger agreement, Visio exchanged 50,014 shares of its unregistered common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests and, due to the immateriality of the amounts involved, prior period financial statements have not been restated. The transaction resulted in an increase in equity of $109,000 primarily due to the acquisition of cash and accounts receivable from MarComp and resulted in approximately $100,000 in merger related costs in fiscal 1998.

  InfoModelers Technology Acquisition. On February 10, 1998, the Company acquired certain technology and assets of InfoModelers, Inc. ("InfoModelers"), a privately held, leading supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. Under the terms of the agreement, Visio issued 200,000 shares of its unregistered common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was accounted for using the purchase method and was valued at approximately $8.0 million for InfoModeler shareholders. This transaction resulted in a total charge to acquired technology and merger expenses of $7.0 million for in-process research and development in fiscal 1998. In addition, the Company recorded approximately $1.0 million in other assets.

  Decision Graphics Technology Acquisition. On May 5, 1998, the Company acquired certain technology from Decision Graphics U.K. Ltd. ("Decision Graphics"), a privately held provider of computer-aided facilities management software, located in the U.K., for $729,000. The transaction was accounted for using the purchase method and resulted in a total charge to acquired technology and merger expenses of $729,000 for in-process research and development in fiscal 1998.

  Ketiv Technology Acquisition. On June 2, 1998, the Company acquired certain CAD technology, software products and other assets from Ketiv Technologies, Incorporated ("Ketiv"), a privately held provider of architecture, engineering and construction software located in Portland, Oregon, for approximately $2.7 million. The transaction was accounted for using the purchase method and resulted in capitalized technology of $2.5 million and a total charge to acquired technology and merger expenses of $247,000 for in-process research and development in fiscal 1998. The capitalized technology is being amortized on a straight-line basis over five years.

  Merger with Kaspia. On July 10, 1998, the Company merged with Kaspia, a privately held developer of fully automated enterprise-network audit functionality, including discovery, monitoring and reporting software, located in Beaverton, Oregon. Under the terms of the merger agreement, Visio acquired all of Kaspia's outstanding stock for 482,994 shares of Visio common stock, valued at approximately $23.3 million for Kaspia shareholders. This transaction was accounted for as a pooling of interests. Accordingly, the financial statements include the combined results of operations for Visio and Kaspia, and all prior financial statements have been restated. The transaction resulted in approximately $1.2 million in merger related costs in fiscal 1998.

  See Note 10 of "Notes to the Financial Statements" in Item 8 for additional information on the above business combinations.

INTEREST AND OTHER INCOME, NET

  Interest income was $1.8 million, $3.3 million and $4.4 million for fiscal 1996, 1997 and 1998, respectively. The increase in each of fiscal 1997 and 1998 was primarily due to larger cash and short-term investment balances. Other income includes grant income from the Industrial Development Agency of Ireland and foreign currency transaction gains and losses. The Company conducts business in various foreign currencies and is therefore subject to transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. In fiscal 1997, Visio began hedging certain foreign exchange transaction exposures through the use of forward exchange contracts. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency gains and losses. At September 30, 1997 and 1998, approximately $42,000 and $7.9 million, respectively, of forward exchange contracts were outstanding with maturities not exceeding 240 days. The net asset of forward exchange contracts was approximately $12,000 and $222,000 at September 30, 1997 and 1998, respectively. There have been no significant foreign currency transaction gains or losses to date with respect to these activities; however, there can be no assurance that the Company's strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. The Company does not hedge its translation risk.

INCOME TAXES

  The Company's effective income tax rate was 31%, 25% and 25% for fiscal 1996, 1997 and 1998, respectively. The statutory tax rate in the U.S. was 34% for fiscal 1996 and 1997 and 35% for fiscal 1998. The effective tax rate was lower than the statutory rates for the respective years, and the decline in the effective tax rate in fiscal 1997 and 1998 was primarily due to increases each year in the percentage of income taxed in foreign jurisdictions at rates lower than in the U.S., increases in tax-exempt interest income, increases in research and development credits and tax benefits from the utilization of net operating loss carryforwards obtained in the acquisition of certain technology and assets of InfoModelers and the merger with Kaspia in fiscal 1998. Offsetting the decrease in effective tax rate in fiscal 1998 was the tax effect of non-deductible acquired technology and merger expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and short-term investments totaled $81.2 million at September 30, 1997 compared to $109.0 million at September 30, 1998. The investment portfolio consisted of high-quality fixed income securities and government issues. The increase in cash and short-term investments for fiscal 1997 and 1998 was due primarily to cash generated from operations and cash proceeds from the issuance of shares through the employee stock option and stock purchase programs. The increase in cash and short-term investments was partially offset by purchases of equipment, leasehold improvements and capitalized technology, the payoff of the note payable issued in the acquisition of SysDraw and the payoff of the Company's lines of credit. The increase in cash and short-term investments in fiscal 1998 was also partially offset by the increase in accounts receivable at September 30, 1998. This was due to a larger percentage of revenues being generated later in the fourth quarter of fiscal 1998 as compared to the same period in fiscal 1997. In addition, receivables have grown due to the mix of revenues from international markets growing from 35% in 1997 to 41% in 1998. Payment cycles are generally longer in international regions than domestically. The Company believes the percentage of revenues from international regions will continue to grow and thus expects that accounts receivable will grow, over time, faster than normal revenue growth would indicate.

  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes.

  The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. The interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1998, the fair value of the portfolio would decline by an immaterial amount. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

  The Company enters into foreign exchange forward contracts to hedge certain balance sheet exposures against future movement in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation or depreciation of each of the denominated foreign currencies from September 30, 1998 market rates would impact the unrealized value of the Company's forward contracts by plus or minus $800,000. These gains or losses on the forward contracts are largely offset by the gains and losses on the underlying transactions and, consequently, the Company does not expect that a sudden or significant change in foreign exchange rates would have a material impact on future net income or cash flows. To the extent the Company has assets and liabilities denominated in foreign currencies that are not hedged, the Company is subject to foreign currency transaction gains and losses. The Company does not hedge its translation risk.

  At September 30, 1998, the Company's principal commitments consisted primarily of leases on its facilities. The Company's capital expenditures of $7.1 million in fiscal 1997 included the purchase of a year 2000 compliant enterprisewide business software system. The Company's capital expenditures of $7.7 million in fiscal 1998 included the purchase of furniture and fixtures, leasehold improvements and computer equipment associated with the increase in the Company's staffing level. In February 1999, the Company expects to relocate its Seattle,

Washington operations to a new leased facility. At September 30, 1998, the Company had commitments for capital expenditures of approximately $9.4 million related to facility expansion. Subsequent to September 30, 1998, the Company entered into a lease for a new facility in Dublin, Ireland. The Company also exercised an option for additional space in connection with its new facility in Seattle. The Company believes that its current cash balances, short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

  From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. In fiscal 1997 the Company paid a combined $12.5 million related to the acquisition of technology and other assets from Boomerang and SysDraw. In addition, the Company issued a $1 million note payable to SysDraw, which note was paid in fiscal 1998, and agreed to pay contingent consideration of $1.5 million based on the achievement of certain performance goals within three years of the acquisition date. In fiscal 1998 the Company paid a combined $3.4 million related to the acquisition of certain technology from Decision Graphics and Ketiv. At September 30, 1998, the Company had no other material agreements or commitments with respect to any such transactions.

YEAR 2000 ISSUES

  The calendar year 2000 has the potential to cause problems in computer systems that record years using only the last two digits of the year. For example, such systems record 1996 as 96, and 2000 as 00. This method of dating can introduce problems in date calculation so that systems that rely on two-digit date identifiers may not work as expected after December 31, 1999 or when handling dates after December 31, 1999. The year 2000 issue creates risks for the Company from unforeseen problems in its own products or systems or in the systems of third parties from whom the Company obtains products or services or with whom the Company otherwise transacts business.

  In fiscal 1997 the Company replaced its worldwide accounting/finance, manufacturing, sales and distribution systems with a year 2000 compliant enterprisewide business software system, and in fiscal 1998 the Company extended the application of such enterprisewide software to its human resources systems. By mid 1999, the Company intends to replace its worldwide customer management systems with a system that has been certified as year 2000 compliant. In addition, the Company has established cross-functional teams to identify and resolve the Company's year 2000 issues. The primary functions of these teams include (a) conducting audits of the Company's main internal systems, including telecommunications and all material software and hardware in the Company's desktop environments, (b) implementing any necessary plans to correct deficiencies in such internal systems, (c) communicating with certain key parties with whom the Company conducts business regarding the year 2000 readiness of such parties' systems and (d) coordinating the testing of the Company's products to determine the year 2000 readiness of those products.

 Internal Systems

  The Company has completed the audit of its telecommunication systems and expects to complete the audits of its other internal systems by March 31, 1999. The Company intends to complete any required corrective actions identified in such audits by September 30, 1999. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software. The most reasonably likely worst case scenarios would include corruption of data contained in the Company's internal information systems, hardware failure, and the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). The Company intends to prepare contingency plans for such events by September 30, 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

 Vendors and Service Providers

  In September 1998, the Company began distributing detailed questionnaires to key vendors and service providers to determine the year 2000 status of their systems. Approximately one-half of those questionnaires have been returned. Though the Company expects to receive additional questionnaires throughout 1999, there can be no assurance that all of the contacted third parties will respond. To date, no material year 2000 risks have been identified during the Company's communications with its key vendors and service providers. To the extent the Company identifies such risks, the Company will work with the appropriate third parties to mitigate such risks. However, the disruption or failure at or after the year 2000 of the systems of key vendors or service providers, as well as the failure of any contingency plans, remains a possibility and could have a material adverse effect on the Company's results of operations or financial condition.

 Company Products

  With respect to its own products, the Company is continuing to conduct quality and testing practices regarding the year 2000 transition. Current information about the year 2000 status of the Company's products is available on the Company's web site at www.visio.com/yr2000.html. The Company believes its current products, with any applicable updates, are well prepared for year 2000 issues. However, there can be no guarantee that one or more current Company products do not contain year 2000 deficiencies that may result in material costs to the Company. In particular, versions of the Company's products that are not the most currently released or that are not currently being developed may not be year 2000 compliant.

  Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to year 2000 issues is likely to be greater than that of companies in other industries. Because computer systems may include different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a year 2000 issue. As a result, the Company may be subjected to year 2000-related lawsuits independent of whether its products and services are year 2000 compliant. The outcomes of any such lawsuits and the impact on the Company cannot be predicted at this time.

  The Company does not expect total costs associated with becoming year 2000 compliant to be material to its financial position or results of operations. To date, the cost of the year 2000 project has been approximately $75,000 and the total cost of the project is anticipated to be approximately $125,000. These amounts do not include the cost of the enterprisewide business software implemented in fiscal 1997 or the anticipated cost of the Company's new customer management system.

EUROPEAN MONETARY UNION

  Within Europe, the European Economic and Monetary Union (the "EMU") will introduce a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

  On January 1, 1999, the participating countries are scheduled to adopt the Euro as their local currency, initially available only for currency trading on currency exchanges and non-cash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.

  The Company has recognized the introduction of the Euro as a significant event with potential implications for existing operations. Currently, participating countries in the EMU where the Company operates include Ireland, Germany, France, Italy, Spain and the Netherlands. The Company expects non participating European Union countries, such as the United Kingdom, to eventually join the EMU.

  The Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure the Company is prepared for the introduction of the Euro. The Company has undertaken a review of the Euro implementation and has concentrated on areas such as operations, finance, treasury, legal information management, procurement and others, both in participating and non participating European Union countries where the Company operates. Also, a review of existing legacy accounting and business systems and other business assets have been reviewed for Euro compliance, including assessing any risks from third parties.

  Progress regarding Euro implementation is reported periodically to management. Because of the staggered introduction of the Euro regarding non-cash and cash transactions, the Company has developed its plans to address first its accounting and business systems and then its business assets. The Company expects to be Euro compliant within its accounting and business systems by December 1998 and compliant within its other business assets prior to the introduction of the Euro bills and coins. Compliance in participating and non participating countries will be achieved primarily through upgraded systems in cases where existing systems were already planned to be upgraded. Remaining systems for which there is no planned upgrade will be modified to achieve compliance. The Company does not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, which could materially affect the Company's liquidity or capital resources. The Company is preparing plans to address issues within the transitional period when both legacy and Euro currencies may be tendered. The Company does not anticipate any long-term competitive implications or the need to materially change its mode of conducting business as a result of increased transparency of pricing when sales in various countries are all denominated in the Euro rather than in different currencies.

  To the extent the Company is unable, within the necessary timeframe, to complete any upgrades or modifications to its systems or business assets that are required to support Euro transactions, the Company's results of operations and financial condition could be materially adversely affected. In addition, the Company faces risks to the extent that key vendors and service providers are unable to make appropriate modifications to support Euro transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In October 1997 the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which supersedes SOP 91-1, the former literature on software revenue recognition. This Statement will be effective for the Company beginning in fiscal year 1999. In March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Recognition," which amends certain provisions of SOP 97-2. The Company believes it is substantially in compliance with the provisions of SOP 97-2 as amended by SOP 98-4 and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements and will require the Company to display an amount representing total comprehensive income in its financial statements. The Company will be required to implement Statement No. 130 for its first quarter of fiscal 1999.

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company will be required to implement Statement No. 131 for its fiscal year 1999. Management has not yet determined what the impact, if any, will be to the Company's future disclosures.

  In March 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this statement in fiscal year 2000 and management has not yet determined what the effect of SOP 98-1 will be on the earnings and financial position of the Company.

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in fiscal year 2000. Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently hedges certain foreign exchange transaction exposures. Management has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

  Except for the historical information contained in this Annual Report on Form 10K, the matters discussed herein, particularly those identified with the words "expects," believes," "anticipates" and similar expressions, are forward-looking statements. These statements reflect management's best judgment based on factors known to them at the time of such statements. Such forward-looking statements are subject to certain risks and uncertainties, including without limitation those set forth below, which risks and uncertainties could cause actual results to differ materially from those anticipated. The factors set forth below, many of which are beyond the Company's control, should be carefully considered when evaluating the Company's business and prospects and the forward-looking information provided by Visio pursuant to the safe harbor provisions established by recent securities legislation. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

  Fluctuations in Quarterly Performance. The Company's quarterly results of operations can be affected substantially by demand for the Company's products, the timing and customer acceptance of new products, product enhancements and promotions by the Company or its competitors, product returns, fluctuations in foreign exchange rates, the impact of acquisitions of other technologies or companies and changes in economic conditions. The Company is increasingly focusing its sales efforts on volume licensing to large accounts. The timing of those licenses could significantly affect quarterly results of operations. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on the Company's estimates for quarterly revenues. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. In general, the Company has experienced the strongest demand for its software products during the December quarter and the weakest demand in the June and September quarters. These seasonal patterns have been overshadowed in particular quarters by the timing of new product introductions, expansion into international markets, the execution of volume licenses and other factors affecting the Company's business.

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

  New Product Introductions. The Company periodically introduces new products and upgrades its current products in order to meet changing customer needs and anticipated market demand. Due to potential difficulties in the development process, there can be no assurance that such future products and upgrades will be released in a timely manner or that they will receive market acceptance, if and when released. Despite significant testing by the Company and by current and potential customers, errors or "bugs" may still be found in new products or upgrades after commencement of commercial shipments. Delays in the commencement of commercial shipments of new products or upgrades, as well as the discovery of errors or bugs after release, may result in adverse publicity, customer dissatisfaction and delay or loss of product revenues. Furthermore, from time to time the Company and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products by the Company, by Microsoft or by the Company's competitors will not cause customers to defer purchasing existing Company products or cause distributors to return products to the Company. Delays or difficulties associated with new product introductions or upgrades could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management of Growth and Future Acquisitions; Risks Associated With Lease Commitments. The Company has recently experienced rapid growth that has placed, and will continue to place, a significant strain on its management and operations. The Company's ability to manage its growth effectively will require it to improve its operating, financial and management information systems and to attract, train, motivate, manage and retain key employees. Furthermore, the Company intends to enter into strategic relationships and make strategic acquisitions of technologies and businesses in order to expand its product lines and the capabilities of its current products. The risks associated with acquisitions, including increased costs and uncertain benefits and the ability to integrate operations of acquired companies, could adversely affect the Company's results of operations. In addition, the Company has committed to significant expansions of its corporate headquarters in Seattle, Washington and the headquarters of its international operations in Dublin, Ireland. If the Company's business does not grow at rates currently anticipated by management, the Company may be unable to cost-effectively utilize or sublease the new space, and the Company's results of operations could be materially adversely affected.

  Risks Associated With International Operations. The Company expects that international sales will account for an increasing portion of its revenues. Most of the Company's international revenues are denominated in foreign currencies. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after establishment of prices and before receipt of payment by the Company would have an adverse effect on the Company's results of operations. Additionally, the Company may be materially and adversely affected by increases in duty rates, exchange or price controls, repatriation restrictions, or other restrictions on foreign currencies. The Company's international operations are subject to certain other risks common to international operations, including without limitation government regulations, import restrictions, and, in certain jurisdictions, reduced protection for the Company's intellectual property rights.

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

  Continued Reliance on Resellers and Distributors. The Company expects to continue to rely on resellers and distributors for sales of its products in domestic and international markets. Sales to the Company's two largest distributors during fiscal 1996, 1997 and 1998 accounted for an aggregate of 50%, 47% and 44% of the Company's revenues, respectively. The distribution channels through which software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and resellers, the emergence of new resellers such as general mass merchandisers and the development of new channels such as electronic networks. The Company's resellers and distributors carry competing product lines. There can be no assurance that resellers and distributors will continue to purchase the Company's products or be able to market them effectively or that the Company will be able to effectively distribute its products through new distribution channels.

  Reliance on Outsourcing. The Company outsources most of the production of its products, which primarily involves duplication of various media and the printing of user manuals and packaging materials. In addition, the Company outsources certain aspects of order fulfillment, technical support, customer service and localization of its products. So long as it remains economically advantageous to do so, the Company intends to continue, and possibly to increase, outsourcing in the future. Although the Company believes that it has adequate alternative suppliers of such services, the loss of a supplier or its inability to perform contracted services could materially adversely affect the Company's results of operations.

  Dependence on Proprietary Technology. The Company's ability to compete effectively depends in large part on its ability to develop and maintain proprietary aspects of its technology. The Company relies on a combination of copyright, trademark and patent laws, trade secret protection, confidentiality procedures and contractual provisions, including nondisclosure agreements with employees and others, to protect its proprietary rights. However, despite the Company's efforts, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate, that competitors will not independently develop similar technology or that claims of infringement of third parties' intellectual property rights will not occur and, possibly, prevail. Costs associated with an adverse judgment or settlement of intellectual property litigation, as well as the cost of responding to a claim, both in legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on the Company's results of operations.

  Dependence on Key Personnel. The Company's success depends to a significant extent on a small number of senior management and technical personnel. The Company's growth and future success will depend in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in hiring, motivating or retaining such qualified personnel.

  Changing Accounting Standards. The principal organizations responsible for establishing accounting standards, including the Securities and Exchange Commission and the Financial Accounting Standards Board, continually review, modify, provide interpretations on and create new accounting standards. Changes to, interpretations of and the creation of new accounting standards could materially modify the presentation of the

Company's financial results, and such a change in presentation could materially adversely affect the Company's business, financial condition and results of operations. If such changes to accounting standards were applied retroactively, the Company may be required to restate its financial statements for prior periods.

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

  Year 2000. The year 2000 issue creates risks for the Company from unforeseen problems in its own products or systems or in the systems of third parties from whom the Company obtains products or services or with whom the Company otherwise transacts business. For a discussion of such risks, readers should refer to the disclosure under the heading "Year 2000" in this Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Euro Implementation. For a discussion of the risks associated with the introduction of the Euro currency, readers should refer to the disclosure under the heading "European Monetary Union" in this Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is incorporated by reference from the section labeled "Liquidity and Capital Resources" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Visio Corporation

  We have audited the accompanying balance sheets of Visio Corporation as of September 30, 1997 and 1998, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visio Corporation at September 30, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP
                                          _____________________________________

Seattle, Washington
October 23, 1998

                               VISIO CORPORATION

                                 BALANCE SHEETS

                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
                                                               (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash....................................................... $ 59,840 $ 67,088
  Short-term investments.....................................   21,372   41,930
  Accounts receivable........................................    6,587   15,934
  Inventories................................................    1,079    1,228
  Prepaid expenses and other.................................    4,231    6,662
  Deferred income taxes......................................    4,873    4,709
                                                              -------- --------
    Total current assets.....................................   97,982  137,551
Equipment and leasehold improvements.........................    8,254   10,191
Capitalized technology.......................................    2,861    4,609
Other assets.................................................       --      380
Non-current deferred income taxes............................    3,604    6,646
                                                              -------- --------
    Total assets............................................. $112,701 $159,377
                                                              ======== ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $  6,019 $  5,223
  Accrued compensation and benefits..........................    2,706    4,464
  Other accrued liabilities..................................   11,751   13,717
  Deferred revenue...........................................    9,082    7,830
  Income taxes payable.......................................    2,988      936
  Current portion of notes payable...........................    1,000       --
                                                              -------- --------
    Total current liabilities................................   33,546   32,170
Long-term notes payable......................................      387       --
Commitments
Shareholders' equity:
  Common stock, $.01 par value per share:
  Authorized--100,000 shares; issued and outstanding--28,633
   and 30,191................................................   56,367   75,434
  Retained earnings..........................................   22,401   51,773
                                                              -------- --------
    Total shareholders' equity...............................   78,768  127,207
                                                              -------- --------
    Total liabilities and shareholders' equity............... $112,701 $159,377
                                                              ======== ========

                            See accompanying notes.

                               VISIO CORPORATION

                              STATEMENTS OF INCOME

                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                -------------------------------
                                                  1996       1997       1998
                                                -------------------- ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
Revenues......................................  $  59,862 $  100,775 $  165,995
Cost of revenues..............................      8,708     10,682     15,132
                                                --------- ---------- ----------
Gross profit..................................     51,154     90,093    150,863
Operating expenses:
  Research and development....................      9,057     16,073     27,257
  Sales and marketing.........................     23,496     40,576     68,596
  General and administrative..................      5,031      8,353     12,973
  Acquired technology and merger expenses.....         --     10,255      9,251
                                                --------- ---------- ----------
Total operating expenses......................     37,584     75,257    118,077
                                                --------- ---------- ----------
Operating income..............................     13,570     14,836     32,786
Interest and other income, net................      1,538      3,466      4,894
                                                --------- ---------- ----------
Income before income taxes....................     15,108     18,302     37,680
Provision for income taxes....................      4,612      4,602      9,572
                                                --------- ---------- ----------
Net income....................................  $  10,496 $   13,700 $   28,108
                                                ========= ========== ==========
Basic earnings per share......................  $    0.41 $     0.49 $     0.96
                                                ========= ========== ==========
Shares used in computation of basic earnings
 per share....................................     25,598     27,839     29,394
                                                ========= ========== ==========
Diluted earnings per share....................  $    0.36 $     0.44 $     0.89
                                                ========= ========== ==========
Shares used in computation of diluted earnings
 per share....................................     29,358     30,792     31,669
                                                ========= ========== ==========


                            See accompanying notes.

                               VISIO CORPORATION

                            STATEMENTS OF CASH FLOWS

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                               1996        1997        1998
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATIONS:
  Net income............................... $   10,496  $   13,700  $   28,108
  Depreciation and amortization............      1,357       2,632       6,736
  Amortization of (premiums) discounts on
   short-term investments..................         85          92        (852)
  Deferred income taxes....................        (13)     (6,241)     (1,894)
  Issuance of common stock for acquired
   technology..............................         --          --       6,718
  Other non-cash items.....................       (183)         24        (137)
  Changes in operating assets and
   liabilities.............................      8,399      11,836      (7,823)
                                            ----------  ----------  ----------
  Net cash from operations.................     20,141      22,043      30,856
                                            ----------  ----------  ----------
CASH FLOWS USED FOR INVESTMENTS:
  Purchases of short-term investments......    (27,653)    (21,012)    (49,995)
  Proceeds from maturities of short-term
   investments.............................      9,150      18,275      30,500
  Purchases of equipment and leasehold
   improvements............................     (2,568)     (7,139)     (7,684)
  Purchases of capitalized technology......         --      (2,135)     (2,532)
  Purchases of other assets................        180          --        (385)
                                            ----------  ----------  ----------
  Net cash used for investments............    (20,891)    (12,011)    (30,096)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING:
  Issuance of common stock.................      1,447       6,698       7,030
  Proceeds from initial public offering....     35,680          --          --
  Proceeds from notes payable..............         --         400         647
  Payments on notes payable................       (373)       (495)     (2,034)
                                            ----------  ----------  ----------
  Net cash from financing..................     36,754       6,603       5,643
                                            ----------  ----------  ----------
Net increase in cash.......................     36,004      16,635       6,403
Effect of exchange rates on cash...........         29        (252)        845
Cash, beginning............................      7,424      43,457      59,840
                                            ----------  ----------  ----------
Cash, ending............................... $   43,457  $   59,840  $   67,088
                                            ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES:
  Income tax payments...................... $    4,010  $    6,996  $   10,196
                                            ==========  ==========  ==========
  Interest paid............................ $       --  $       --  $       70
                                            ==========  ==========  ==========

                            See accompanying notes.

                               VISIO CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        FISCAL YEAR ENDED
                                                          SEPTEMBER 30,
                                                     --------------------------
                                                      1996     1997      1998
                                                     -------  -------  --------
                                                          (IN THOUSANDS)
COMMON STOCK
 Balance, beginning of year......................... $ 1,223  $46,578  $ 56,367
  Conversion of preferred stock.....................   6,545       --        --
  Initial public offering, net of offering of
   $3,848...........................................  35,680       --        --
  Issuance of common stock..........................     210    3,209       944
  Issuance of common stock for acquisitions.........      --       --     7,785
  Stock options exercised...........................     153    1,732     4,297
  Stock warrants exercised..........................     750      395       376
  Stock issued under employee stock purchase plan...     341    1,427     2,329
  Repurchase of common stock........................      (7)     (64)       --
  Stock option tax benefit..........................   1,683    3,090     3,336
                                                     -------  -------  --------
 Balance, end of year...............................  46,578   56,367    75,434
                                                     -------  -------  --------
RETAINED EARNINGS
 Balance, beginning of year.........................  (1,744)   8,781    22,401
  Net income........................................  10,496   13,700    28,108
  Acquired company's retained earnings..............      --       --       109
  Translation adjustments...........................      29     (230)    1,149
  Net short-term investment unrealized gains........      --      150         6
                                                     -------  -------  --------
 Balance, end of year...............................   8,781   22,401    51,773
                                                     -------  -------  --------
Total shareholders' equity.......................... $55,359  $78,768  $127,207
                                                     =======  =======  ========


                            See accompanying notes.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Visio Corporation ("Visio" or the "Company") is a leading supplier of business drawing and diagramming software products. The Company's primary products are Visio(R) Standard, Visio Technical, Visio Professional and IntelliCAD(R). Visio's software enables business and technical users to create drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs.

 Basis of Presentation

  The Company's fiscal year is the 52/53-week period that ends on the Friday nearest September 30. For convenience of presentation, all fiscal periods in these financial statements are treated as ending on a calendar month end. The accompanying financial statements are consolidated to include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to prior-year financial statements to conform to the current year presentation. During fiscal 1998, Visio merged with MarComp, Inc. ("MarComp") and Kaspia Systems, Inc. ("Kaspia") in transactions accounted for as pooling of interests. All financial information has been restated to reflect the combined operations of Visio and Kaspia. The results of operations of MarComp were not material to Visio's financial statements, and therefore, amounts prior to the period of the merger were not combined with Visio's financial statements.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Foreign Currency Translation

  Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The cumulative translation adjustments resulting from this process are included as a separate component of retained earnings. Gains and losses on foreign currency transactions are netted and included in other income.

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

 Financial Instruments

  The Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents and classifies these instruments as cash on the balance sheet. Management

                               VISIO CORPORATION
currently classifies its short-term investments consisting primarily of debt securities as available-for-sale. These securities are reported at market value. Unrealized gains and losses are included as a separate component of retained earnings. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. At each of September 30, 1997 and 1998, all short-term investments had contractual maturities of less than three years. The weighted average maturity of short-term investments was 170 days at September 30, 1998.

 Concentration of Credit Risk

  The Company's product revenues are concentrated in the personal computer software industry which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of the Company's revenues and net income is derived from international sales and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local tax, regulatory or economic conditions, piracy or nonperformance by distributors could adversely affect operating results.

  The Company places its cash and short-term investments with financial institutions with high credit standing. The Company's investment portfolio is diversified and consists of investment grade securities. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. Risk in accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. The Company generally does not require collateral and maintains reserves for potential credit losses and such losses have been within management's expectations.

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

 Capitalized Technology

  Capitalized technology represents the amount of developed technology acquired from third parties. Amortization is provided on the straight-line method over its remaining useful life, generally five years. Management periodically assesses the recoverability of capitalized technology. At September 30, 1998, management believes this capitalized technology is fully recoverable.

 Research and Development

  Research and development costs are expensed as incurred and consist primarily of software development costs. The effects of financial accounting rules requiring capitalization of certain internally developed software costs have not been material to date.

                               VISIO CORPORATION

 Acquired Technology and Merger Expenses

  Acquired technology represents the amount of in-process technology acquired from third parties that had not reached technological feasibility and for which no alternative commercial use was identified. Merger expenses include all merger related costs such as legal and accounting fees, investment banking fees and other related costs incurred in connection with transactions accounted for as pooling of interests.

 Advertising Expenses

  Advertising costs are expensed as incurred. Total advertising expenses incurred during fiscal years 1996, 1997 and 1998 were $5.5 million, $10.7 million and $18.2 million, respectively.

 Income Taxes

  Income taxes are computed using the liability method whereby the provision for income taxes includes income taxes currently payable and deferred taxes arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

 Per Share Data

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share, which the Company adopted in fiscal year 1998. Pursuant to the requirements of Statement No. 128, the Company has changed the method previously used to compute earnings per share and has restated all prior periods whereby the calculation of primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and stock warrants are excluded.

                                     FISCAL YEAR ENDED SEPTEMBER 30
                             --------------------------------------------------
                                      BASIC                     DILUTED
                             -------------------------  -----------------------
                              1996     1997     1998     1996    1997    1998
                             -------  -------  -------  ------- ------- -------
                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Weighed average common
 shares outstanding........   26,370   28,172   29,446   26,370  28,172  29,446
Restricted stock subject to
 repurchase................     (772)    (333)     (52)     N/A     N/A     N/A
Net effect of dilutive
 common stock
 equivalents*..............      N/A      N/A      N/A    2,988   2,620   2,223
                             -------  -------  -------  ------- ------- -------
Total......................   25,598   27,839   29,394   29,358  30,792  31,669
                             =======  =======  =======  ======= ======= =======
Net income.................  $10,496  $13,700  $28,108  $10,496 $13,700 $28,108
                             =======  =======  =======  ======= ======= =======
Earnings per share.........  $  0.41  $  0.49  $  0.96  $  0.36 $  0.44 $  0.89
                             =======  =======  =======  ======= ======= =======

--------
* Common stock equivalents include stock options and stock warrants calculated using the treasury method. Excludes stock options which were antidilutive of 92,000, 67,000 and 496,000 in 1996, 1997 and 1998, respectively.

 Recently Issued Accounting Pronouncements

  In October 1997 the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which supersedes SOP 91-1, the former literature on software revenue recognition. This Statement will be effective for the Company beginning in fiscal year 1999. In March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Recognition," which amends certain provisions of SOP 97-2. The Company believes it is substantially in

                               VISIO CORPORATION
compliance with the provisions of SOP 97-2 as amended by SOP 98-4 and its adoption is not expected to have a material impact on the financial position or results of operations of the Company.

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements and will require the Company to display an amount representing total comprehensive income in its financial statements. The Company will be required to implement Statement No. 130 for its first quarter of fiscal 1999.

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company will be required to implement Statement No. 131 for its fiscal year 1999. Management has not yet determined what the impact, if any, will be to the Company's future disclosures.

  In March 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this statement in fiscal year 2000 and management has not yet determined what the effect of SOP 98-1 will be on the earnings and financial position of the Company.

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in fiscal year 2000. Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company currently hedges certain foreign exchange transaction exposures. Management has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

2. BALANCE SHEET INFORMATION

  Detailed balance sheet data is as follows:

                                                             SEPTEMBER 30,
                                                            -----------------
                                                             1997      1998
                                                            -------  --------
                                                             (IN THOUSANDS)
   Accounts receivable:
     Receivables........................................... $ 7,751  $ 18,179
     Allowance for doubtful accounts.......................  (1,164)   (2,245)
                                                            -------  --------
                                                            $ 6,587  $ 15,934
                                                            =======  ========
   Inventories:
     Raw materials......................................... $   299  $    628
     Finished goods........................................     780       600
                                                            -------  --------
                                                            $ 1,079  $  1,228
                                                            =======  ========
   Equipment and leasehold improvements:
     Computer hardware..................................... $ 7,449  $ 10,967
     Office furniture, equipment, and leasehold
      improvements.........................................   6,111    10,461
                                                            -------  --------
                                                             13,560    21,428
     Accumulated depreciation and amortization.............  (5,306)  (11,237)
                                                            -------  --------
                                                            $ 8,254  $ 10,191
                                                            =======  ========

                               VISIO CORPORATION

                                                             SEPTEMBER 30,
                                                            -----------------
                                                             1997      1998
                                                            -------  --------
                                                             (IN THOUSANDS)
   Capitalized technology:
     Capitalized technology................................ $ 3,135  $  5,667
     Accumulated amortization..............................    (274)   (1,058)
                                                            -------  --------
                                                            $ 2,861  $  4,609
                                                            =======  ========
   Other accrued liabilities:
     Advertising and promotion............................. $ 4,339  $  4,169
     Other.................................................   7,412     9,548
                                                            -------  --------
                                                            $11,751  $ 13,717
                                                            =======  ========

3. CHANGES IN OPERATING ASSETS AND LIABILITIES

  The changes in operating assets and liabilities, net of effects of non-cash items, are as follows:

                                                        FISCAL YEAR ENDED
                                                          SEPTEMBER 30,
                                                      ------------------------
                                                       1996    1997     1998
                                                      ------  -------  -------
                                                          (IN THOUSANDS)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Decrease (increase) in accounts receivable......... $2,174  $(4,401) $(8,902)
  Decrease (increase) in inventories.................    828     (460)    (133)
  (Increase) in prepaid expenses and other...........   (734)  (1,814)  (2,376)
  (Decrease) increase in accounts payable............   (593)   2,441     (783)
  Increase in accrued compensation and benefits......    976      749    1,693
  Increase in other accrued liabilities..............  3,629    4,991    2,756
  Increase (decrease) in deferred revenue............  1,505    5,787   (1,292)
  Increase in income taxes payable...................    614    4,543    1,214
                                                      ------  -------  -------
                                                      $8,399  $11,836  $(7,823)
                                                      ======  =======  =======

4. SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

 Available-for Sale Investments

  All short-term investments have been classified as available-for-sale securities. As of September 30, 1997 and 1998, the estimated fair value of short-term investments consisted of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1997    1998
                                                              ------- -------
                                                              (IN THOUSANDS)
   Estimated fair value of short-term investments by
    investment type:
     Fixed income securities................................. $    -- $20,503
     U.S. Treasury bills.....................................  21,372  21,427
                                                              ------- -------
       Total available-for-sale.............................. $21,372 $41,930
                                                              ======= =======

                               VISIO CORPORATION

                                                               SEPTEMBER 30,
                                                                    1998
                                                               (IN THOUSANDS)
                                                               --------------
      Estimated fair value of short-term investments by
       contractual maturity:
        Due in one year or less...............................    $31,475
        Due after one year through two years..................      9,021
        Due after two years through three years...............      1,434
                                                                  -------
          Total available-for-sale............................    $41,930
                                                                  =======

  Unrealized gains (losses) on all available-for-sale securities are reported as a component of retained earnings and are not material. During the period covered by the financial statements, the Company has not used any derivative instrument for trading purposes. Visio utilizes some natural hedging to mitigate the Company's foreign currency exposures and the Company hedges certain residual exposures through the use of foreign exchange forward contracts, which the Company enters into with financial institutions to protect against currency exchange risks associated with certain balance sheet positions. The fair value of foreign exchange forward contracts is based on quoted market prices. At September 30, 1997 and 1998, the Company held forward contracts to deliver approximately $42,000 and $7.9 million, respectively, in foreign currencies with maturities not exceeding 240 days.

  At September 30, 1997 and 1998, the fair value of the forward exchange contracts approximated cost. The Company does not hedge its translation risk.

5. COMMITMENTS

  Visio rents office facilities and automobiles under operating leases. Certain office facility leases contain renewal and escalation clauses and space expansion provisions. In February 1999, the Company expects to relocate its Seattle, Washington operations to its new leased facility. At September 30, 1998, the Company had commitments for capital expenditures of approximately $9.4 million related to this new facility.

  At September 30, 1998, future minimum lease payments under noncancelable operating leases are:

                                                                OPERATING LEASES
                                                                ----------------
                                                                 (IN THOUSANDS)
      1999.....................................................     $ 5,359
      2000.....................................................       5,636
      2001.....................................................       5,045
      2002.....................................................       4,736
      2003.....................................................       4,464
      2004 and thereafter......................................      23,213
                                                                    -------
        Total minimum lease payments...........................     $48,453
                                                                    =======

  Rental expenses under operating leases totaled $1,138,000, $1,223,000 and $2,478,000 in fiscal 1996, 1997 and 1998, respectively.

  Subsequent to September 30, 1998, the Company entered into a lease for a new facility in Dublin, Ireland. The Company also exercised an option for additional space in connection with its new facility in Seattle. The aggregate minimum lease payments for these noncanceable leases are as follows: $430,000 in fiscal 1999, $1.4 million in fiscal 2000, $2.5 million in fiscal 2001, $3.8 million in fiscal 2002, $4.3 million in fiscal 2003 and $31.3 million thereafter.

                               VISIO CORPORATION

6. INCOME TAXES

  Income before income taxes consists of the following:

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                           ----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  ----------
                                                    (IN THOUSANDS)
   U.S.................................... $   12,244  $   14,783  $   17,387
   International..........................      2,864       3,519      20,293
                                           ----------  ----------  ----------
                                           $   15,108  $   18,302  $   37,680
                                           ==========  ==========  ==========

  The provision for income taxes consists of the following:

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                           ----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  ----------
                                                    (IN THOUSANDS)
   Current tax expense:
     U.S. federal......................... $    4,445  $    9,555  $    7,535
     State................................         --         385         893
     Foreign..............................        180         882       2,363
                                           ----------  ----------  ----------
   Total current provision................      4,625      10,822      10,791
                                           ----------  ----------  ----------
   Deferred tax provision (benefit)
     U.S. federal.........................         51      (5,541)     (1,107)
     State................................        (64)       (377)       (287)
     Foreign..............................         --        (302)        175
                                           ----------  ----------  ----------
   Total deferred tax.....................        (13)     (6,220)     (1,219)
                                           ----------  ----------  ----------
   Total provision for income taxes....... $    4,612  $    4,602  $    9,572
                                           ==========  ==========  ==========

  Total income tax expense differs from the U.S. federal statutory rate of 34% for fiscal years 1996 and 1997, and 35% for fiscal year 1998, as follows:

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                           ----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  ----------
                                                    (IN THOUSANDS)
   Income tax provision at statutory
    rate.................................. $    5,137  $    6,223  $   13,188
   State taxes, net of federal benefit....        (42)         (6)        453
   Impact of international operations.....         --      (1,293)     (5,292)
   Tax-free interest......................       (429)       (454)       (711)
   Non-deductible write-off of acquired
    in-process research and development...         --          --       2,774
   Federal research and development
    credits...............................        (10)        (21)       (590)
   Other..................................        (44)        153        (250)
                                           ----------  ----------  ----------
                                           $    4,612  $    4,602  $    9,572
                                           ==========  ==========  ==========

  The current federal and state provisions do not reflect the tax savings resulting from deductions associated with Visio's various stock option plans. These savings were approximately $1.7 million in fiscal 1996, $3.1 million in fiscal 1997 and $3.3 million in fiscal 1998 and were credited to common stock.

                               VISIO CORPORATION

  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                 FISCAL YEAR
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
                                                                (IN THOUSANDS)
   Deferred tax assets:
     Reserves for sales returns and doubtful accounts.......... $  933  $ 1,154
     Deferred revenue..........................................  2,951    2,850
     Reserves and expenses not currently deductible............    862    1,535
     Acquired technology.......................................  2,825    4,042
     Net operating loss carryforwards..........................  1,080    2,481
     Tax credit carryforwards..................................     35      123
                                                                ------  -------
                                                                 8,686   12,185
   Deferred tax liabilities:
     Deductible prepaid expenses and other.....................   (209)    (830)
                                                                ------  -------
   Net deferred tax assets..................................... $8,477  $11,355
                                                                ======  =======

  No provision has been recorded for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries since the Company plans to reinvest all such earnings for the foreseeable future. At September 30, 1998, cumulative unremitted earnings from these subsidiaries were $27.6 million. The unrecognized deferred tax liability was approximately $7.5 million.

  The Company's deferred tax assets include net operating loss carryforwards of approximately $7.5 million and research and development tax credit carryforwards of $123,000 which were obtained in the acquisition of certain technology and assets of InfoModelers, Inc. ("InfoModelers") and the merger with Kaspia in fiscal 1998. The net operating loss carryforwards and research and development tax credit carryforwards begin expiring in fiscal year 2009. The Company expects to utilize these carryforwards prior to expiration.

7. EMPLOYEE BENEFITS

 Stock Option Plans

  The 1995 Nonemployee Director Stock Option Plan provides for the granting of options to nonemployee directors of the Company. Options under this plan may be granted at not less than 85% of fair market value on the date of grant, expire after ten years and vest after one year. At September 30, 1998, a total of 172,500 shares of common stock remained available under the plan for future grants. There were 22,500 options granted under the plan in fiscal 1998.

  The 1995 Long-Term Incentive Compensation Plan provides for the granting of incentives and awards to employees, agents and consultants of the Company and its subsidiaries. The plan combines the features of an incentive and a nonqualified stock option plan, a stock appreciation rights plan, a stock award plan and a performance-based plan. Options under this plan generally have been granted at fair market value on the date of grant, expire after ten years and vest over a period of four years. In fiscal 1998, the Company's shareholders approved an amendment to the plan that increased the number of shares of common stock which may be issued under the plan by 3,000,000. At September 30, 1998, a total of 2,695,802 shares of common stock remained available under the plan for future grants. There were 1,393,865 options granted under this plan in fiscal 1998.

                               VISIO CORPORATION

 1995 Employee Stock Purchase Plan

  The 1995 Employee Stock Purchase Plan permits eligible employees of the Company to purchase common stock at not less than 85% of fair market value as defined in the plan through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock worth more than $25,000 in any calendar year or more than 10,000 shares of common stock during any offering period. The Company has reserved an aggregate of 750,000 shares of common stock for issuance under this plan, and this plan expires in 2005. There were 102,949 shares issued under this plan in fiscal 1998. At September 30, 1998, the Company had reserved 448,000 shares of common stock for future grants under this plan.

  Stock option activity and option price information were as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                    SHARES        SHARE PRICE
                                                  ------------  ---------------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
   Balance, October 1, 1995......................        3,127    $       0.91
     Granted.....................................          970           14.69
     Exercised...................................         (518)           0.27
     Exercised and converted to restricted
      stock......................................          (81)           0.10
     Canceled....................................         (157)           4.01
                                                  ------------    ------------
   Balance, September 30, 1996...................        3,341            4.84
     Granted.....................................        1,776           24.01
     Exercised...................................         (590)           2.91
     Exercised and converted to restricted
      stock......................................          (20)           0.37
     Canceled....................................         (280)          10.88
                                                  ------------    ------------
   Balance, September 30, 1997...................        4,227           12.63
     Granted.....................................        1,416           40.50
     Exercised...................................       (1,079)           3.99
     Canceled....................................         (325)          22.34
                                                  ------------    ------------
   Balance, September 30, 1998...................        4,239    $      23.34
                                                  ============    ============

  The Company has reserved shares of common stock for future issuance under its stock option plans of 7.1 million at September 30, 1998.

  For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1998 were as follows:

                          OUTSTANDING OPTIONS         EXERCISABLE OPTIONS
                      ------------------------------  ------------------------
        RANGE OF               REMAINING   WEIGHTED                 WEIGHTED
        EXERCISE                 LIFE      AVERAGE                  AVERAGE
         PRICES       SHARES    (YEARS)     PRICE      SHARES        PRICE
        --------      ------   ---------   --------   ---------    ----------
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
     $ 0.06--$10.00     943      6.22       $ 2.09          754     $     1.80
      10.01-- 20.00   1,025      7.97        17.43          472          16.98
      20.01-- 30.00     759      8.49        22.84          222          22.74
      30.01-- 40.00     934      9.12        37.68           45          35.50
      40.01-- 49.94     578      9.51        45.94           11          41.38
                      -----      ----       ------    ---------     ----------
                      4,239      8.14       $23.34        1,504     $    10.95
                      =====      ====       ======    =========     ==========

                               VISIO CORPORATION

  The Company follows APB 25, "Accounting for Stock Issued to Employees," to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is generally equal to the market price of the underlying stock on the date of grant. The fair value of options granted in 1996, 1997, and 1998 reported below has been estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   1996       1997       1998
                                                ---------- ---------- ----------
   Stock option plans:
     Expected life in years....................       5.0        5.0        5.0
     Risk-free interest rate...................       6.5%       6.0%       6.0%
     Volatility................................       0.38       0.38       0.52
     Dividend yield............................       0.0%       0.0%       0.0%
   Stock purchase plan:
     Expected life in years....................       1.09       1.03       1.54
     Risk-free interest rate...................       6.5%       6.0%       6.0%
     Volatility................................       0.38       0.38       0.52
     Dividend yield............................       0.0%       0.0%       0.0%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of stock options granted in fiscal years 1996, 1997, and 1998 was $5.20, $8.38, and $17.50 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan in fiscal years 1996, 1997, and 1998 was $1.72, $6.13, and $10.32 per share, respectively. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed in SFAS Statement 123, "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                           1996         1997         1998
                                       ------------ ------------ -------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Pro forma net income............... $      9,378 $      8,710 $      17,600
   Pro forma basic earnings per
    share............................. $       0.37 $       0.31 $        0.60
   Pro forma diluted earnings per
    share............................. $       0.32 $       0.28 $        0.56

  The pro forma disclosures above include the amortization of the fair value of all options vesting during fiscal 1996, 1997, and 1998 net of stock option tax benefits. Because the method prescribed by SFAS 123 has not been applied to options granted prior to September 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                               VISIO CORPORATION

8. SHAREHOLDERS' EQUITY

 Common Shares Outstanding

                                                           FISCAL YEAR ENDED
                                                             SEPTEMBER 30,
                                                          ----------------------
                                                           1996    1997    1998
                                                          ------  ------  ------
                                                             (IN THOUSANDS)
   Balance, beginning of year............................ 11,312  27,503  28,633
   Conversion of preferred stock......................... 10,410      --      --
   Initial public offering...............................  4,941      --      --
   Issuance of common stock..............................     26     232      14
   Issuance of common stock for acquisitions.............     --      --     250
   Stock options exercised...............................    599     610   1,079
   Stock warrants exercised..............................    226     146     112
   Stock issued under employee stock purchase plan.......     43     156     103
   Repurchase of restricted common stock.................    (54)    (14)     --
                                                          ------  ------  ------
     Balance, end of year................................ 27,503  28,633  30,191
                                                          ======  ======  ======

 Warrants

  In connection with a venture lease agreement entered into in fiscal 1993, the Company granted a warrant to purchase 33,518 shares of Series B preferred stock at $0.60 per share. In fiscal 1997, the warrant was exercised in full. In connection with the 1994 sale of Series B preferred stock, Visio granted a warrant to purchase 450,000 shares of common stock at approximately $3.34 per share to an officer of the Company. In fiscal 1998, the remaining 112,500 warrants were exercised.

9. BUSINESS SEGMENT AND OTHER INFORMATION

  The Company operates in one business segment: software products and related services for users of personal computers. Sales to unaffiliated customers accounting for greater than 10% of sales are as follows:

                                                                   FISCAL YEAR
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                                  ----------------
                                                                  1996  1997  1998
                                                                  ----  ----  ----
   Ingram Micro, Inc.............................................  34%   35%   34%
   Merisel, Inc..................................................  16    12    10

  Information regarding the Company's operations in different geographic areas is set forth below. Revenues, operating income and identifiable assets are reported based on the location of the Company's customers.

                                                     FISCAL YEAR ENDED
                                                       SEPTEMBER 30,
                                                 -------------------------
                                                  1996     1997     1998
                                                 ------- -------- --------
                                                      (IN THOUSANDS)
   Revenues:
     North America customers.................... $37,872 $ 65,238 $ 98,735
     Europe customers...........................  14,311   22,199   41,210
     Rest of World customers....................   7,679   13,338   26,050
                                                 ------- -------- --------
                                                 $59,862 $100,775 $165,995
                                                 ======= ======== ========

                               VISIO CORPORATION

                                                    FISCAL YEAR ENDED
                                                      SEPTEMBER 30,
                                                --------------------------
                                                 1996     1997      1998
                                                ------- --------  --------
                                                     (IN THOUSANDS)
   Operating income:
     North America customers..................  $10,326  $20,791   $27,344
     Europe customers.........................      610    1,510     8,516
     Rest of World customers..................    2,634    2,790     6,177
     Acquired technology and merger expenses..       --  (10,255)   (9,251)
                                                ------- --------  --------
                                                $13,570  $14,836   $32,786
                                                ======= ========  ========
   Identifiable assets:
     North America customers..................  $64,178 $ 96,364  $114,685
     Europe customers.........................    6,674   10,944    29,097
     Rest of World customers..................    2,355    5,393    15,595
                                                ------- --------  --------
                                                $73,207 $112,701  $159,377
                                                ======= ========  ========

10. ACQUIRED TECHNOLOGY AND MERGER EXPENSES

  For all acquisitions accounted for under the purchase method, assets are recorded at fair market value. The allocation of the purchase price to acquired technology or capitalized technology is based on known valuation techniques in the software industry. For some transactions, the Company obtains an independent appraisal of the technology. Amounts allocated to acquired technology relate to in-process research and development that were immediately expensed in the period of acquisition because technological feasibility was not established and no alternative commercial use was identified. Amounts allocated to capitalized technology relate to technology that had achieved technological feasibility at the time of acquisition. Capitalized technology is amortized on a straight-line basis over the estimated useful life of the technology.

  Boomerang Technology Acquisition. On February 21, 1997, the Company acquired certain technology and assets of Boomerang Technology, Inc. ("Boomerang"), a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, California. Under the terms of the agreement, the Company acquired source code and certain other assets for a cash payment of $6.7 million. This transaction was accounted for using the purchase method and resulted in a charge to acquired technology and merger expenses of $6.7 million for in-process research and development in fiscal 1997.

  SysDraw Software Company Acquisition. On May 1, 1997, the Company acquired certain assets of Freedom Solutions Group, Inc., d.b.a. SysDraw Software Company ("SysDraw"), a privately held network design and documentation solutions provider, located in Lombard, Illinois. Under the terms of the agreement, the acquisition price included $5.8 million in cash plus the issuance of a $1.0 million note payable, the principal and interest of which were paid by Visio in August 1998. Visio is required to pay $1.5 million of additional consideration if revenues of the acquired products meet certain performance goals within three years of the acquisition. The transaction was accounted for using the purchase method and resulted in capitalized technology of $3.1 million, other assets of $100,000 and a charge to acquired technology and merger expenses of $3.6 million for in-process research and development in fiscal 1997. The capitalized technology is being amortized on a straight-line basis over five years.

  Merger with MarComp. On January 22, 1998, the Company merged with MarComp, a privately held provider of programming toolkits for access to Autodesk's AutoCAD .dwg and .dxf file formats, located in Parkton, Maryland. Under the terms of the merger agreement, Visio exchanged 50,014 shares of its unregistered

                               VISIO CORPORATION
common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests and due to the immateriality of the amounts involved, prior period financial statements have not been restated. The transaction resulted in an increase in equity of $109,000 primarily due to the acquisition of cash and accounts receivable from MarComp and resulted in approximately $100,000 in merger related costs in fiscal 1998.

  InfoModelers Technology Acquisition. On February 10, 1998, the Company acquired certain technology and assets of InfoModelers, Inc. ("InfoModelers"), a privately held, leading supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. Under the terms of the agreement, Visio issued 200,000 shares of its unregistered common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was accounted for using the purchase method and was valued at approximately $8.0 million for InfoModeler shareholders. This transaction resulted in a total charge to acquired technology and merger expenses of $7.0 million for in-process research and development in fiscal 1998. In addition, the Company recorded approximately $1.0 million in other assets.

  Decision Graphics Technology Acquisition. On May 5, 1998, the Company acquired certain technology from Decision Graphics UK Ltd. ("Decision Graphics"), a privately held provider of computer-aided facilities management software, located in the U.K., for $729,000. The transaction was accounted for using the purchase method and resulted in a total charge to acquired technology and merger expenses of $729,000 for in-process research and development in fiscal 1998.

  Ketiv Technology Acquisition. On June 2, 1998, the Company acquired certain CAD technology, software products and other assets from Ketiv Technologies, Incorporated ("Ketiv"), a privately held provider of architecture, engineering and construction software located in Portland, Oregon, for approximately $2.7 million. The transaction was accounted for using the purchase method and resulted in capitalized technology of $2.5 million and a total charge to acquired technology and merger expenses of $247,000 for in-process research and development in fiscal 1998. The capitalized technology is being amortized on a straight-line basis over five years.

  Merger with Kaspia. On July 10, 1998, the Company merged with Kaspia, a privately held developer of fully automated enterprise-network audit functionality, including discovery, monitoring and reporting software, located in Beaverton, Oregon. Under the terms of the merger agreement, Visio acquired all of Kaspia's outstanding stock for 482,994 shares of Visio common stock, valued at approximately $23.3 million for Kaspia shareholders. This transaction was accounted for as a pooling of interests. Accordingly, the financial statements include the combined results of operations for Visio and Kaspia, and all prior financial statements have been restated. The transaction resulted in approximately $1.2 million in merger related costs in fiscal 1998.

                               VISIO CORPORATION

  The Statements of Income for the three years ended September 30, 1998 and the Balance Sheets at September 30, 1997 and 1998 contain the combined results of both Visio and Kaspia. The combined results prior to the merger with Kaspia are stated below:

                                                                     NINE
                                        FISCAL YEAR ENDED           MONTHS
                                          SEPTEMBER 30,             ENDED
                                    ---------------------------    JUNE 30,
                                        1996          1997           1998
                                    ------------  -------------  ------------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues:
     Visio......................... $     59,699  $      99,515  $    120,442
     Kaspia........................          163          1,260         1,330
                                    ------------  -------------  ------------
       Combined.................... $     59,862  $     100,775  $    121,772
                                    ============  =============  ============
   Net income:
     Visio......................... $     11,091  $      15,113  $     20,579
     Kaspia........................         (965)        (2,121)       (2,232)
     Adjustment for Kaspia tax
      benefit......................          370            708           806
                                    ------------  -------------  ------------
       Combined.................... $     10,496  $      13,700  $     19,153
                                    ============  =============  ============
   Diluted earnings (loss) per
    share:(1)
     Visio......................... $       0.38  $        0.50  $       0.66
     Kaspia........................        (3.02)         (3.72)        (3.05)
                                    ------------  -------------  ------------
       Combined.................... $       0.36  $        0.44  $       0.61
                                    ============  =============  ============

  --------
  (1) Adjusted for exchange ratio of 0.0301688 shares of Visio common stock for each share of Kaspia common stock.

                                                         SEPTEMBER 30, JUNE 30,
                                                             1997        1998
                                                         ------------- --------
                                                             (IN THOUSANDS)
   Total assets
     Visio..............................................   $109,215    $149,440
     Kaspia.............................................      3,079       3,163
     Adjustment for Kaspia deferred tax assets..........        407         445
                                                           --------    --------
       Combined.........................................   $112,701    $153,048
                                                           ========    ========

  The technologies acquired in the MarComp, Boomerang, Decision Graphics and Ketiv transactions are being integrated into the Company's products in the Technical Drawing product group. The technologies acquired in the SysDraw, InfoModelers and Kaspia transactions are being integrated into the Company's products in the IT Design and Documentation product group.

  The operating results of MarComp, Boomerang, SysDraw, InfoModelers, Decision Graphics, and Ketiv were not material to the financial statements of Visio, and accordingly, pro forma financial information has not been presented for these acquisitions.

                               VISIO CORPORATION

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial information is as follows:

FISCAL YEAR 1998

                                                                        FISCAL
                                            FISCAL QUARTER ENDED         YEAR
                                       -------------------------------  ENDED
                                       DEC 31  MAR 31  JUN 30  SEP 30   SEP 30
                                       ------- ------- ------- ------- --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................  $37,497 $40,089 $44,186 $44,223 $165,995
Gross profit.........................  $34,105 $36,452 $40,046 $40,260 $150,863
Net income...........................  $ 7,378 $ 3,326 $ 8,449 $ 8,955 $ 28,108
Basic earnings per share.............  $  0.26 $  0.11 $  0.28 $  0.30 $   0.96
Shares used in computation of basic
 earnings per share..................   28,607  29,243  29,740  29,987   29,394
Diluted earnings per share...........  $  0.24 $  0.11 $  0.26 $  0.28 $   0.89
Shares used in computation of diluted
 earnings per share..................   31,395  31,659  32,018  31,604   31,669
Common stock prices
  High...............................  $ 42.63 $ 48.13 $ 50.88 $ 50.75 $  50.88
  Low................................  $ 26.50 $ 32.38 $ 39.88 $ 19.00 $  19.00
FISCAL YEAR 1997

                                                                        FISCAL
                                            FISCAL QUARTER ENDED         YEAR
                                       -------------------------------  ENDED
                                       DEC 31  MAR 31  JUN 30  SEP 30   SEP 30
                                       ------- ------- ------- ------- --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................  $19,207 $23,812 $26,367 $31,389 $100,775
Gross profit.........................  $17,214 $21,399 $23,616 $27,864 $ 90,093
Net income...........................  $ 4,157 $   216 $ 2,942 $ 6,385 $ 13,700
Basic earnings per share.............  $  0.15 $  0.01 $  0.10 $  0.23 $   0.49
Shares used in computation of basic
 earnings per share..................   27,263  27,685  28,063  28,344   27,839
Diluted earnings per share...........  $  0.14 $  0.01 $  0.10 $  0.20 $   0.44
Shares used in computation of diluted
 earnings per share..................   30,405  30,519  30,943  31,300   30,792
Common stock prices
  High...............................  $ 26.38 $ 26.75 $ 35.03 $ 42.50 $  42.50
  Low................................  $ 19.75 $ 18.13 $ 19.13 $ 32.00 $  18.13

  Visio's common stock has been traded on the Nasdaq National Market under the symbol VSIO since the Company's initial public offering in November 1995. The high and low common stock prices noted above are as reported on the Nasdaq National Market. On November 30, 1998, there were 229 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock.

                                                                     SCHEDULE II

                               VISIO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                              BALANCE AT     ADDITIONS                 BALANCE
                             BEGINNING OF CHARGED TO COSTS REDUCTIONS  AT END
                                PERIOD      AND EXPENSES   WRITE-OFFS OF PERIOD
                             ------------ ---------------- ---------- ---------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
  Year ended September 30,
   1996.....................    $  344         $  329        $ (24)    $  649
  Year ended September 30,
   1997.....................    $  649         $  539        $ (24)    $1,164
  Year ended September 30,
   1998.....................    $1,164         $1,385        $(304)    $2,245
                              BALANCE AT     ADDITIONS                 BALANCE
                             BEGINNING OF CHARGED TO COSTS REDUCTIONS  AT END
                                PERIOD      AND EXPENSES   WRITE-OFFS OF PERIOD
                             ------------ ---------------- ---------- ---------
RESERVE FOR OBSOLETE
 INVENTORY:
  Year ended September 30,
   1996.....................    $  746         $  646        $(813)    $  579
  Year ended September 30,
   1997.....................    $  579         $  281        $(293)    $  567
  Year ended September 30,
   1998.....................    $  567         $  186        $(347)    $  406

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the sections labeled "Election of Directors" and "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the sections labeled "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the sections labeled "Additional Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT:

    (1)INDEX TO FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors....................  29
      Balance Sheets as of September 30, 1997 and 1998.....................  30
      Statements of Income for each of the three years ended
       September 30, 1998..................................................  31
      Statements of Cash Flows for each of the three years ended
       September 30, 1998..................................................  32
      Statements of Shareholders' Equity for each of the three years ended
       September 30, 1998..................................................  33
      Notes to Financial Statements........................................  34

    (2)INDEX TO FINANCIAL STATEMENT SCHEDULES

      Schedule II--Valuation and Qualifying Accounts for each of the three years ended September 30, 1998......................................  49

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

    (3)EXHIBITS

      The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index contained herein.


  (B) REPORTS ON FORM 8-K

    On July 23, 1998, Visio Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the merger with Kaspia Systems, Inc.

                               INDEX TO EXHIBITS

 NUMBER                           DESCRIPTION                           LOCATION
 ------                           -----------                           --------
   2.1   Agreement and Plan of Merger by and among Visio Corporation,
          Kaspia Systems, Inc., VMS-1, Inc. and the stockholders of
          Kaspia named therein, dated July 10, 1998..................      (H)
   3.1   Fourth Restated Articles of Incorporation of Visio
          Corporation................................................      (F)
   3.2   Restated Bylaws of Visio Corporation........................      (F)
   4.1   Specimen Common Stock Certificate of Visio Corporation......      (A)
   4.2   Investor Rights Agreement between Visio Corporation and the
          investors named therein, dated July 10, 1998...............      (H)
  10.1   1990 Stock Option Plan, as amended..........................      (F)
  10.2   1995 Long-Term Incentive Stock Option Plan, as amended......      (G)
  10.3   1995 Stock Option Plan for Nonemployee Directors, as
          amended....................................................      (F)
  10.4   1995 Employee Stock Purchase Plan, as amended...............      (F)
  10.5   Office Lease between Visio Corporation and Sixth & Pike
          Associates, L.P. dated October 28, 1993....................      (A)
  10.6   Amendment to Office Lease between Visio Corporation and
          Sixth & Pike Associates, L.P. dated June 13, 1996..........      (B)
  10.7   Lease Agreement between WRC Trade Center LLC and Visio
          Corporation dated January 9, 1998..........................       +
  10.8   Office Lease between Visio International Limited and Erin
          Executor & Trustee Co. Limited dated August 20, 1996.......      (C)
  10.9   Registration Rights Agreement among Visio Corporation and
          the Investors, as defined therein, dated as of
          April 11, 1991, as amended.................................      (A)
  10.10  Loan and Security Agreement between Silicon Valley Bank and
          Visio Corporation dated January 26, 1994, as amended.......      (A)
  10.11  Amendment to the Loan and Security Agreement between Silicon
          Valley Bank and Visio Corporation dated April 3, 1996......      (B)
  10.12  Amendment to the Loan and Security Agreement between Silicon
          Valley Bank and Visio Corporation dated February 28, 1997..      (D)
  10.13  Form of Indemnification Agreement for directors and
          officers...................................................      (A)
  10.14* Distribution Agreement dated as of December 14, 1992, as
          amended, between Visio Corporation and Merisel, Inc. ......      (A)
  10.15* Distributor Agreement dated as of November 2, 1992, as amended, between Visio Corporation and Ingram Micro,
          Inc. ......................................................      (A)
  10.16* License Agreement dated as of July 10, 1995.................      (A)
  10.17  Asset Purchase Agreement between Visio Corporation and
          Boomerang Technology, Inc. dated February 21, 1997.........      (D)
  10.18  Asset Purchase Agreement between Visio Corporation and
          SysDraw Software Company dated May 1, 1997.................      (E)
  21.1   Subsidiaries of the registrant..............................       +

 NUMBER                           DESCRIPTION                           LOCATION
 ------                           -----------                           --------
  23.1  Consent of Ernst & Young LLP, Independent Auditors............      +
  24.1  Power of Attorney (contained on signature page)...............      +
  27.1  Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
         purposes only and not filed..................................      +
  27.2  Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
         purposes only and not filed..................................      +
  27.3  Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
         purposes only and not filed..................................      +
  27.4  Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
         purposes only and not filed..................................      +

--------
 +  Filed herewith.
(A)Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-96986) effective November 9, 1995 and incorporated herein by reference.
(B)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.
(C)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(D)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 and incorporated herein by reference.
(E)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated herein by reference.
(F)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.
(G)Filed as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-50619) effective June 18, 1998 and incorporated herein by reference.
(H)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 1998.
 *Confidential treatment has been granted for portions of the exhibit.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Visio Corporation

                                                  /s/ Jeremy A. Jaech
                                          By: _________________________________
                                                      JEREMY A. JAECH
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

                                          Date: December 23, 1998

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

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

       /s/ Jeremy A. Jaech             President, Chief Executive  December 23, 1998
______________________________________  Officer and Director
           JEREMY A. JAECH              (Principal Executive
                                        Officer)

       /s/ Steve M. Gordon             Chief Financial Officer     December 23, 1998
______________________________________  and Senior Vice
           STEVE M. GORDON              President, Finance and
                                        Administration (Principal
                                        Financial and Accounting
                                        Officer)

     /s/ Theodore C. Johnson           Chief Technology Officer,   December 23, 1998
______________________________________  Executive Vice President,
         THEODORE C. JOHNSON            and Director

        /s/ Tom A. Alberg              Director                    December 23, 1998
______________________________________
            TOM A. ALBERG

       /s/ Thomas H. Byers             Director                    December 23, 1998
______________________________________
           THOMAS H. BYERS



              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

       /s/ John R. Johnston            Director                    December 23, 1998
______________________________________
           JOHN R. JOHNSTON

     /s/ Douglas J. Mackenzie          Director                    December 23, 1998
______________________________________
         DOUGLAS J. MACKENZIE

          /s/ Scott Oki                Director                    December 23, 1998
______________________________________
              SCOTT OKI


    (C) 1998 Visio Corporation. All rights reserved.
    Part No. 19356-0199