Form 10-Q
period 1998-12-31
VISIO CORP
filed 1999-02-16
CIK 946665

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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

                       Yes  X      No
                           ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Class                   Shares outstanding as of January 31, 1999
-------------------------------    ----------------------------------------
Common Stock ($.01 par value)                   30,385,624

================================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended December 31, 1998

                               Table of Contents

                        Part I.  Financial Information

                                                                          Page
                                                                          ----
Item 1.  Financial Statements

         Balance Sheets as of December 31, 1998 and September 30, 1998....   2

         Statements of Income for the three months ended December 31,
         1998 and 1997....................................................   3

         Statements of Cash Flows for the three months ended December 31,
         1998 and 1997....................................................   4

         Statements of Shareholders' Equity for the three months ended
         December 31, 1998 and 1997.......................................   5

         Notes to Financial Statements....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  16

                          Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................  16

Signatures................................................................  17

                         Part I.  Financial Information

Item 1.  Financial Statements

                               VISIO CORPORATION
                                 BALANCE SHEETS
                                 (in thousands)

                                                                           December  31,        September 30,
                                                                              1998                  1998
                                                                           -------------        -------------
                                                                            (Unaudited)
Assets
Current assets:
 Cash.................................................................          $ 76,427             $ 67,088
 Short-term investments...............................................            44,570               41,930
 Accounts receivable..................................................            20,704               15,934
 Inventories..........................................................             1,363                1,228
 Prepaid expenses.....................................................             6,369                6,662
 Deferred income taxes................................................             4,978                4,709
                                                                                --------             --------
  Total current assets................................................           154,411              137,551
Equipment and leasehold improvements..................................            12,680               10,191
Capitalized technology................................................             4,317                4,609
Other assets..........................................................               441                  380
Non-current deferred tax assets.......................................             6,612                6,646
                                                                                --------             --------
    Total assets......................................................          $178,461             $159,377
                                                                                ========             ========
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable.....................................................          $  6,452             $  5,223
 Accrued compensation and benefits....................................             5,456                4,464
 Other accrued liabilities............................................            15,290               13,717
 Deferred revenue.....................................................             8,220                7,830
 Income taxes payable.................................................             3,603                  936
                                                                                --------             --------
 Total current liabilities............................................            39,021               32,170
                                                                                --------             --------

Shareholders' equity :
 Common stock.........................................................            77,820               75,434
 Retained earnings....................................................            61,620               51,773
                                                                                --------             --------
  Total shareholders' equity..........................................           139,440              127,207
                                                                                --------             --------
    Total liabilities and shareholders' equity........................          $178,461             $159,377
                                                                                ========             ========

See accompanying notes.

                               VISIO CORPORATION
                              STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                          -----------------------------
                                                                             1998              1997
                                                                          -----------       -----------
Revenues......................................................                $48,191          $37,497
Cost of revenues..............................................                  4,297            3,392
                                                                              -------          -------
Gross profit..................................................                 43,894           34,105
                                                                              -------          -------
Operating expenses:
 Research and development.....................................                  7,779            6,122
 Sales and marketing..........................................                 20,365           16,059
 General and administrative...................................                  3,309            3,145
                                                                              -------          -------
   Total operating expenses...................................                 31,453           25,326
                                                                              -------          -------
Operating income..............................................                 12,441            8,779
Interest and other income, net................................                  1,085            1,113
                                                                              -------          -------
Income before income taxes....................................                 13,526            9,892
Provision for income taxes....................................                  3,517            2,514
                                                                              -------          -------
Net income....................................................                $10,009          $ 7,378
                                                                              =======          =======
Basic earnings per share......................................                  $0.33            $0.26
                                                                              =======          =======
Shares used in computation of basic earnings per share........                 30,257           28,607
                                                                              =======          =======
Diluted earnings per share....................................                  $0.32            $0.24
                                                                              =======          =======
Shares used in computation of diluted earnings per share......                 31,570           31,395
                                                                              =======          =======

See accompanying notes.

                               VISIO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                             -----------------------------------
                                                                                1998                   1997
                                                                             ----------             ----------
Cash flows from operations:
  Net income.......................................................            $ 10,009              $  7,378
  Adjustments to reconcile net income to net cash from operations:
   Depreciation and amortization...................................               1,599                 1,365
   Amortization of premiums on short-term investments..............                  (7)                 (206)
   Deferred income taxes...........................................                (235)                  123
   Other non-cash items............................................                 177                   132
   Changes:
     Accounts receivable...........................................              (4,773)               (5,874)
     Inventories...................................................                (135)                 (104)
     Prepaid expenses..............................................                 297                  (520)
     Accounts payable..............................................               1,234                  (316)
     Accrued compensation and benefits.............................                 992                 1,520
     Deferred revenue..............................................                 391                (2,250)
     Other accrued liabilities.....................................               1,574                 1,249
     Income taxes payable..........................................               3,685                 2,334
                                                                               --------              --------
  Net cash from operations.........................................              14,808                 4,831
                                                                               --------              --------
Cash flows used for investments:
  Purchases of short-term investments..............................             (12,841)              (29,699)
  Maturities of short-term investments.............................              10,000                     -
  Purchases of equipment and leasehold improvements................              (3,795)               (2,149)
  Purchases of other assets........................................                 (60)                  (25)
                                                                               --------              --------
  Net cash used for investments....................................              (6,696)              (31,873)
                                                                               --------              --------
Cash flows from financing:
  Sale of common stock.............................................               1,368                   645
  Payments on long-term obligations................................                  --                   (51)
                                                                               --------              --------
  Net cash from financing..........................................               1,368                   594
                                                                               --------              --------

Net increase (decrease) in cash....................................               9,480               (26,448)
Effect of exchange rate changes on cash............................                (141)                  (41)
Cash, beginning....................................................              67,088                59,840
                                                                               --------              --------
Cash, ending.......................................................            $ 76,427              $ 33,351
                                                                               ========              ========

See accompanying notes.

                               VISIO CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)


                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                 ---------------------------------
                                                                                      1998                 1997
                                                                                 -------------        ------------
Common Stock:
Balance, beginning of period............................................            $ 75,434              $56,367
Stock options exercised.................................................               1,368                  645
Stock option tax benefit................................................               1,018                  820
                                                                                    --------              -------
Balance, end of period..................................................              77,820               57,832
                                                                                    --------              -------

Retained Earnings:
Balance, beginning of period............................................              51,773               22,401

Net income..............................................................              10,009                7,378
Translation adjustments.................................................                (132)                 (60)
Net short-term investment unrealized gains..............................                 (30)                 (18)
                                                                                    --------              -------
  Comprehensive net income..............................................               9,847                7,300
                                                                                    --------              -------

Balance, end of period..................................................              61,620               29,701
                                                                                    --------              -------

Total shareholders' equity..............................................            $139,440              $87,533
                                                                                    ========              =======

See accompanying notes.

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Summary of Significant Accounting Policies

     Basis of Presentation

     The financial statements of Visio Corporation ("Visio" or the "Company") at December 31, 1998 and for the three months ended December 31, 1998 and 1997 are unaudited and reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in Visio's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended December 31, 1998, September 30, 1998 and December 31, 1997 reflect amounts as of and for the periods ended January 1, 1999, October 2, 1998 and January 2, 1998, respectively.

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

Earnings Per Share

     A reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations are as follows:


                                                                           Three Months Ended December 31,
                                                              -----------------------------------------------------------
                                                                         Basic                         Diluted
                                                              --------------------------      ---------------------------
                                                                 1998            1997            1998           1997
                                                              ------------    ----------      -----------   -------------
                                                                      (in thousands, except earnings per share)
Net income................................................        $10,009         $ 7,378         $10,009        $ 7,378
                                                                  =======         =======         =======        =======

Weighted average common shares outstanding................         30,264          28,713          30,264         28,713
Restricted stock subject to repurchase....................             (7)           (106)            N/A            N/A
Net effect of dilutive stock options and warrants
 calculated using the treasury stock method and the
 average stock price during the period....................            N/A             N/A           1,306          2,682
                                                                  -------         -------         -------        -------
Total.....................................................         30,257          28,607          31,570         31,395
                                                                  =======         =======         =======        =======
Earnings per share........................................        $  0.33         $  0.26         $  0.32        $  0.24
                                                                  =======         =======         =======        =======

Subsequent Events

     On February 2, 1999 the Company's board of directors authorized the repurchase of up to two million shares of its common stock over the next two years. Purchases will be made from time to time either in the open market or in privately negotiated transactions. The primary purpose of the stock repurchase program is to help offset dilution to earnings per share that is caused by the issuance of stock under the Company's employee stock option plans. The number of shares to be purchased and the timing of such purchases will be determined by the level of stock issued under the employee stock plans, the price of Visio's stock, available cash balances, general market conditions and other factors.
All purchases will be funded from available working capital. The plan may be suspended at any time.

     On February 11, 1999 the Company entered into an agreement providing for the development by a third party of certain technology to be licensed to the Company. The agreement provides for initial payments to the licensor of $3.2 million that will be paid in the quarter ending March 31, 1999. Additional amounts are due upon delivery and acceptance of the technology, and royalties will be due in connection with future sales of products incorporating the technology.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Visio Corporation ("Visio" or "Company"), which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows 3.1, Windows 95, Windows 98 and Windows NT operating systems and are marketed under the Visio(R) brand. The Company's primary products are Visio Standard, Visio Technical, Visio Professional, Visio Enterprise and IntelliCAD. The Company's first product, Visio Standard, first shipped in November 1992 and began creating a new market for business diagramming. The Company began shipping Visio Technical, for technical drawing, in November 1994. Visio Professional, for information systems and network design and documentation was introduced in January 1997. In March 1998 the Company introduced the IntelliCAD(R) product for the computer aided drafting market, and in November 1998 the Company introduced Visio Enterprise for network design and documentation, software engineering and database design.

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

     When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include but are not limited to fluctuations in quarterly performance, dependence on other products including Microsoft Windows, competition in the business drawing and diagramming software market, timing and customer acceptance of new products, the Company's ability to manage growth and integrate acquired technology, potential changes in licensing and marketing methods and changes in general economic conditions. Additional information concerning these and other risks is described in the "Certain Risk Factors that May Impact Future Results of Operations" section of the

Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and, from time to time, in other reports filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
--------------------
  VISIO and INTELLICAD are registered trademarks of Visio Corporation in the United States and/or other countries.

Results of Operations

     The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.


                                                                     Three Months Ended
                                                                         December 31,
                                                                ------------------------------
                                                                     1998             1997
                                                                -------------    -------------
Revenues..........................................                 100%                 100%
Cost of revenues..................................                   9                    9
                                                                  ----                 ----
Gross profit......................................                  91                   91
                                                                  ----                 ----
Operating expenses:
 Research and development.........................                  16                   16
 Sales and marketing..............................                  42                   43
 General and administrative.......................                   7                    9
                                                                  ----                 ----
 Total operating expenses.........................                  65                   68
                                                                  ----                 ----
Operating income..................................                  26                   23
Interest and other income, net....................                   2                    3
                                                                  ----                 ----
Income before income taxes........................                  28                   26
Provision for income taxes........................                   7                    6
                                                                  ----                 ----
Net income........................................                  21%                  20%
                                                                  ====                 ====

Revenues

     Revenues include fees from the license of software products, maintenance and support contracts, net of reserves for estimated future returns and allowances. License revenues are derived from packaged software products and volume licenses. The Company periodically upgrades its products. Revenues from upgrades are cyclical and are typically highest in the periods of and immediately following an upgrade. The last significant upgrade occurred in August 1997 when Visio Standard, Visio Technical and Visio Professional were upgraded to version 5.0. Included in upgrade revenues are revenues from "cross-grades" whereby customers purchase upgrades to move from one Visio product to another. The Company's average selling price per unit is typically higher on sales of new units of packaged products than sales of upgrades or volume licenses. Of the Company's primary products, Visio Professional, Visio Technical, IntelliCAD and Visio Enterprise have higher average selling prices than does Visio Standard. Volume discounts are generally granted on products sold through the Volume Licensing channel.

Product Groups


                                                                Three Months Ended December 31,
                                                       -----------------------------------------------
                                                              1998              1997         Change
                                                      ----------------  ----------------  ------------
                                                                   (dollars in thousands)
Revenues:
 Business diagramming.................................    $13,414    28%    $11,823    31%       13%
 Technical drawing....................................      9,128    19       8,969    24         2
 IT design and documentation..........................     25,649    53      16,705    45        54
                                                          -------   ---     -------   ---       ---
     Total revenues...................................    $48,191   100%    $37,497   100%       29%
                                                          =======   ===     =======   ===       ===

     The Company classifies its products into the following product groups:
Visio Standard in the Business Diagramming product group, Visio Technical and IntelliCAD in the Technical Drawing product group, and Visio Professional, Visio Enterprise and Visio Network Equipment in the IT Design and Documentation product group.

     The growth in the Business Diagramming and Technical Drawing product groups was primarily due to increased revenue from volume license agreements in North America. As a result of increased revenue from the Volume Licensing channel, the average selling prices for products in these product groups have decreased.

     The growth in the IT Design and Documentation product group was primarily due to the introduction of Visio Enterprise in November 1998 as well as an increase in volume licensing revenue from Visio Professional. The overall average selling prices in this product group have decreased due to the increase in volume licensing revenue partially offset by the higher average selling price of Visio Enterprise.

Sales Channels:

     Visio classifies its revenues into three sales channels: "Distribution," "Direct," and "Volume Licensing." Distribution revenues represent sales of packaged products through national distributors and corporate, value added, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company generally to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from volume licenses which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The sales cycle for a volume license can extend up to 24 months on significant volume licenses as organizations can require extensive time to evaluate and consider a large-scale implementation. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues that are priced separately and recognized over the terms of the contracts.

                                                                Three Months Ended December 31,
                                                           ----------------------------------------
                                                                 1998          1997        Change
                                                          ---------------  ------------  ----------
                                                                   (dollars in thousands)
Revenues:
 Distribution.........................................    $28,878    60%    $27,260    73%        6%
 Direct...............................................      2,098     4       3,340     9       (37)
 Volume licensing.....................................     17,215    36       6,897    18       150
                                                          -------   ---     -------   ---       ---
     Total revenues...................................    $48,191   100%    $37,497   100%       29%
                                                          =======   ===     =======   ===       ===

     Growth in the Distribution channel was primarily due to the introduction of Visio Enterprise in November 1998 offset by a decrease in revenues from upgrades. The Direct channel revenues decreased primarily due to a decrease in upgrade revenues. The Company believes both the Distribution and Direct channels have decreased as a percentage of revenues due to an industry wide shift of software customers buying through the Volume Licensing channel rather than through the Distribution or Direct channels. The strong growth in Volume Licensing also reflects continued investment in the Company's corporate sales force and the Volume Licensing programs. The Company increased its corporate sales staff from 58 at December 31, 1997 to 80 at December 31, 1998. The Company expects to hire additional corporate sales staff throughout fiscal 1999 and therefore expects revenues from Volume Licensing to continue to increase as a percentage of total revenues.

Geography


                                                                  Three Months Ended December 31,
                                                          -------------------------------------------
                                                                 1998           1997         Change
                                                          ----------------  -------------- ----------
                                                                   (dollars in thousands)
Revenues:
 North America........................................    $29,498    61%    $21,451    57%       38%

 Europe...............................................     13,585    28      10,219    27        33
 Rest of world........................................      5,108    11       5,827    16       (12)
                                                          -------   ---     -------   ---       ---
       Total international............................     18,693    39      16,046    43        16
                                                          -------   ---     -------   ---       ---

     Total revenues...................................    $48,191   100%    $37,497   100%       29%
                                                          =======   ===     =======   ===       ===

     Revenues in North America and Europe for the quarter ended December 31, 1998 increased over the quarter ended December 31, 1997 primarily due to the contribution of Visio Enterprise which was not available in the quarter ended December 31, 1997, as well as an increase in Volume Licensing revenues. Revenues in Rest of World decreased primarily due to a volume decrease in the Business Diagramming and Technical Drawing product groups partially offset by a volume increase in the IT Design and Documentation product group.

     The Company believes the Rest of World region has been negatively impacted by general weakened economic conditions in Japan and Southeast Asia. These economic conditions may continue to negatively impact revenues and operating results in the Rest of World region in upcoming periods.

Cost of Revenues


                                              December 31,
                                     ----------------------------------
                                       1998         1997       Change
                                     ---------- ----------- -----------
                                          (dollars in thousands)
Three months ended.........           $4,297      $3,392       27 %
Percentage of revenues.....                9%          9%

     Most of the Company's standard costs are associated with Distribution and Direct revenues, the majority of which are derived from sales of packaged products. Volume Licensing revenues have the lowest standard cost because they generally do not include any substantial amount of packaged goods.

     The cost of revenues remained consistent as a percentage of revenues for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. However, the significant components within cost of revenues have changed. The increase in Volume Licensing revenues as a percentage of total revenues in the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 has caused standard product costs as a percentage of revenues to decrease significantly. This decrease has been offset by increased royalty payments, increased technical support costs for the IntelliCAD and Visio Enterprise products, an increase in amortization of capitalized technology and an increase in the Company's manufacturing personnel.

Research and Development


                                                 December  31,
                                      --------------------------------------------
                                        1998             1997           Change
                                      -----------    -------------   -------------
                                               (dollars in thousands)
Three months ended.........           $7,779               $6,122        27 %
Percentage of revenues.....               16%                  16%

     Increases in research and development expenses in absolute dollars for the quarter ended December 31, 1998 over the prior year period resulted primarily from planned additions to the Company's development organization and staffing additions associated with the acquisition of certain technology and assets from third parties. The Company believes it will be necessary to continue to increase research and development spending during fiscal 1999 and beyond to expand its product lines and introduce new language version products to international markets.

Sales and Marketing


                                              December 31,
                                    ----------------------------------
                                      1998         1997        Change
                                    ---------   ----------  ----------
                                         (dollars in thousands)
Three months ended.........          $20,365       $16,059         27 %
Percentage of revenues.....               42%           43%

     Sales and marketing expenses have increased in absolute dollars as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in the first quarter of fiscal 1999 over the corresponding period of fiscal 1998 was primarily due to additions to the corporate sales force partially offset by certain efficiencies gained as a result of the merger with Kaspia in July 1998. The Company believes substantial spending on marketing awareness and corporate sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Visio expects sales and marketing expenses will continue to increase over time.

General and Administrative


                                              December 31,
                                    ------------------------------------
                                      1998          1997       Change
                                    ---------    ----------  -----------
                                              (dollars in thousands)
Three months ended.........           $3,309        $3,145        5%
Percentage of revenues.....                7%            9%

     General and administrative expenses increased slightly in absolute dollars in the first quarter of fiscal 1999 over the corresponding period of fiscal 1998 primarily due to increased staffing to support the Company's growth partially offset by certain efficiencies gained as a result of the merger with Kaspia in July 1998. The Company expects to show increased general and administrative expenses in absolute dollars in future periods for infrastructure to support the Company's revenue growth.


Interest and Other Income, Net

     Although cash and short-term investments have increased in the quarter ended December 31, 1998 compared to the comparable quarter of fiscal 1998, interest income of $1.1 million remained flat due to lower interest rates during the first quarter of fiscal 1999. Other income includes grant income from the Industrial Development Agency of Ireland and foreign currency transaction gains and losses. Visio currently hedges certain foreign exchange transaction exposures.

Income Taxes

     The Company's effective income tax rate was 26% in the quarter ended December 31, 1998 compared to 25% in the comparable quarter of fiscal 1998. The increase in the Company's effective tax rate was primarily due to non-recurring tax benefits realized in fiscal 1998 which were obtained in the merger with Kaspia in fiscal 1998. The Company anticipates the effective income tax rate may increase in future periods should earnings generated in the U.S. grow at a significantly faster pace than earnings generated internationally, should the Company expand its business to additional states within the U.S., or should the Company be unable to continue to invest its excess cash in non-taxable investments.

Liquidity and Capital Resources

     The Company's cash and short-term investments totaled $121.0 million at December 31, 1998 compared to $109.0 million at September 30, 1998. The increase in cash and short-term investments was due primarily to cash generated from operations and cash proceeds from the issuance of shares through the employee stock option and stock purchase programs. The increase in cash and short-term investments was partially offset by purchases of equipment and leasehold improvements.

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. There was no material change in the Company's market risk during the first quarter of fiscal 1999.

     In March 1999, the Company expects to relocate its Seattle, Washington operations to a new leased facility. The Company has also entered into a lease for a new facility in Dublin, Ireland. At December 31, 1998, the Company had commitments for capital expenditures of approximately $6.6 million related to its facilities expansion.

     On February 2, 1999, the Company's board of directors authorized the repurchase of up to two million shares of its common stock over the next two years. Purchases will be made from time to time either in the open market or in
privately negotiated transactions.   The Company anticipates that all purchases
will be funded from available working capital, however, the plan may be suspended at any time. See "Subsequent Events" in "Notes to Financial Statements."

     The Company believes that its current cash balances, short-term investments and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements as well as fund its stock repurchase program for at least the next 12 months.

     From time to time the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business.
At December 31, 1998 the Company had no material agreements or commitments with respect to any such transactions.


Year 2000 Issues

     For a complete description of the issues faced by the Company in connection with the year 2000 and the status of the Company's efforts to address such issues, see the section entitled "Year 2000 Issues" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Form 10-K"), which section is hereby incorporated by reference in this Quarterly Report on Form 10-Q. Except as disclosed in this report, the discussion in the Company's Form 10-K is complete and accurate in all material respects.

     The Form 10-K stated that the Company expected to complete all audits of its internal systems by March 31, 1999. As of the date of this Quarterly Report on Form 10-Q, the Company believes that all such audits other than the desktop audit will be completed by March 31, 1999 but that, due to the Company's relocation of its Seattle facilities in the second quarter of fiscal 1999, the desktop audit may not be completed until May 31, 1999. The Company still intends to complete any required corrective actions identified in its audits by September 30, 1999.

     The Company is continuing to receive completed questionnaires relating to potential year 2000 issues from its third party vendors and service providers to whom the Company sent such questionnaires. As of the date of this Quarterly Report on Form 10-Q, the Company has received approximately 75% of such questionnaires. To date, no significant year 2000 risks have been identified in such questionnaires.

     In addition to the risks and uncertainties relating to the year 2000 that are described in the Form 10-K, the Company believes that, as the year 2000 approaches, existing and potential customers may slow down computer software purchases in order to minimize or eliminate the risk that new software programs will cause year 2000 problems, or because they are using their budgeted resources on increased expenditures on their own year 2000 compliance efforts, rather than new computer software. Such a slow down could have a material adverse effect on the Company's revenues.

European Monetary Union

     For a complete description of the issues faced by the Company in connection with the implementation of the Euro by the European Economic and Monetary Union and the status of the Company's efforts to address such issues, see the section entitled "European Monetary Union" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K, which section is hereby incorporated by reference in this Quarterly Report on Form 10-Q. Except as disclosed in this report, the discussion in the Company's Form 10-K is complete and accurate in all material respects.

     As of the date of this Quarterly Report on Form 10-Q, the Company believes that its accounting and business systems are capable of adequately handling currency trading and non-cash (banking) transactions involving the Euro, and the Company has not experienced any material operational disruptions or incurred any significant costs in connection with the introduction of the Euro on January 1, 1999. However, there can be no assurance that the Company will not experience or incur any such material disruptions or costs in connection with future Euro implementation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There was no material change in the Company's market risk during the first quarter of fiscal 1999.



                          Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

     10.1 Agreement for Lease, dated October 22, 1998, among Norwell Investments Limited, Plaza Blocks C&D Construction Limited, Visio International Limited and Visio Corporation, as guarantor
     27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

(b)   Reports on Form 8-K:

          None.

Items 1, 2, 3, 4 and 5 of this Part II are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 16, 1999          VISIO CORPORATION


                                  By:  /s/ STEVE M. GORDON
                                    ---------------------------
                                    Steve M. Gordon
                                    Senior Vice President, Finance and
                                    Administration;
                                    Chief Financial Officer

                                    (Principal Financial and Accounting
                                    Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS


     Exhibit No.                                 Description
----------------------                           -----------
10.1                     Agreement for Lease, dated October 22, 1998, among Norwell
                         Investments Limited, Plaza Blocks C&D Construction Limited, Visio
                         International Limited and Visio Corporation, as guarantor

27.1                     Financial Data Schedule which is submitted electronically to the
                         Securities and Exchange Commission for information purposes only and not filed.
