Form 10-Q
period 1999-03-31
VISIO CORP
filed 1999-05-17
CIK 946665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

                2211 Elliott Avenue, Seattle, Washington 98121
             (Address of principal executive offices)  (Zip code)

                                (206) 956-6000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                      Shares outstanding as of April 30, 1999
-----------------------------------     ---------------------------------------
  Common Stock ($.01 par value)                        30,227,861

                               VISIO CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1999

                               Table of Contents

                         Part I.  Financial Information

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

      Balance Sheets as of March 31, 1999 and September 30, 1998............   2

      Statements of Income for the three and six months ended
       March 31, 1999 and 1998..............................................   3

      Statements of Cash Flows for the six months ended March 31,
       1999 and 1998........................................................   4

      Statements of Shareholders' Equity for the six months ended
       March 31, 1999 and 1998..............................................   5

      Notes to Financial Statements.........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........  17

                          Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders................  17

Item 5.  Other Information..................................................  17

Item 6.  Exhibits and Reports on Form 8-K...................................  17

Signatures..................................................................  18

                         Part I.  Financial Information

Item 1.  Financial Statements

                               VISIO CORPORATION

                                BALANCE SHEETS

                                (in thousands)

                                                                                 March 31,         September 30,
                                                                                   1999                 1998
                                                                                -----------        -------------
                                                                                (Unaudited)
Assets
Current assets:
 Cash.................................................................            $ 49,254             $ 67,088
 Short-term investments...............................................              65,615               41,930
 Accounts receivable..................................................              25,012               15,934
 Inventories..........................................................               1,255                1,228
 Prepaid expenses.....................................................               7,183                6,662
 Deferred income taxes................................................               6,260                4,709
                                                                                  --------             --------
  Total current assets................................................             154,579              137,551
Equipment and leasehold improvements..................................              16,217               10,191
Capitalized technology................................................               4,267                4,609
Other assets..........................................................               3,602                  380
Non-current deferred tax assets.......................................               6,578                6,646
                                                                                  --------             --------
    Total assets......................................................            $185,243             $159,377
                                                                                  ========             ========
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable.....................................................            $  7,455             $  5,223
 Accrued compensation and benefits....................................               5,164                4,464
 Other accrued liabilities............................................              16,884               13,717
 Deferred revenue.....................................................               9,740                7,830
 Income taxes payable.................................................               5,570                  936
                                                                                  --------             --------
  Total current liabilities...........................................              44,813               32,170
                                                                                  --------             --------

Shareholders' equity:
 Common stock.........................................................              70,189               75,434
 Retained earnings....................................................              70,241               51,773
                                                                                  --------             --------
  Total shareholders' equity..........................................             140,430              127,207
                                                                                  --------             --------
    Total liabilities and shareholders' equity........................            $185,243             $159,377
                                                                                  ========             ========

See accompanying notes.

                               VISIO CORPORATION
                              STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                  March 31,                             March 31,
                                                         --------------------------            --------------------------
                                                          1999               1998               1999               1998
                                                         -------            -------            -------            -------
Revenues.....................................            $51,352            $40,089            $99,542            $77,586
Cost of revenues.............................              5,048              3,637              9,344              7,029
                                                         -------            -------            -------            -------
Gross profit.................................             46,304             36,452             90,198             70,557
                                                         -------            -------            -------            -------
Operating expenses:
 Research and development....................              8,898              6,646             16,678             12,768
 Sales and marketing.........................             20,639             16,538             41,004             32,597
 General and administrative..................              3,608              3,113              6,917              6,258
 Acquired technology and merger expenses.....                 --              7,090                 --              7,090
                                                         -------            -------            -------            -------
   Total operating expenses..................             33,145             33,387             64,599             58,713
                                                         -------            -------            -------            -------
Operating income.............................             13,159              3,065             25,599             11,844
Interest and other income, net...............              1,260              1,359              2,345              2,472
                                                         -------            -------            -------            -------
Income before income taxes...................             14,419              4,424             27,944             14,316
Provision for income taxes...................              3,749              1,098              7,265              3,612
                                                         -------            -------            -------            -------
Net income...................................            $10,670            $ 3,326            $20,679            $10,704
                                                         =======            =======            =======            =======
Basic earnings per share.....................              $0.35              $0.11              $0.68              $0.37
                                                         =======            =======            =======            =======
Shares used in computation of basic earnings
 per share...................................             30,224             29,243             30,241             28,925
                                                         =======            =======            =======            =======

Diluted earnings per share...................              $0.34              $0.11              $0.66              $0.34
                                                         =======            =======            =======            =======
Shares used in computation of diluted
 earnings per share..........................             31,443             31,659             31,506             31,527
                                                         =======            =======            =======            =======

See accompanying notes.

                               VISIO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                1999                1998
                                                                              --------            --------
Cash flows from operations:
  Net income.......................................................           $ 20,679            $ 10,704
  Adjustments to reconcile net income to net cash from operations:
   Depreciation and amortization...................................              3,128               2,877
   Amortization of premiums (discounts) on short-term investments..                 24                (623)
   Deferred income taxes...........................................             (1,484)               (212)
   Issuance of common stock for acquired technology................                 --               6,964
   Other non-cash items............................................               (310)                  9
   Changes:
     Accounts receivable...........................................             (9,200)             (7,840)
     Inventories...................................................                (26)               (382)
     Prepaid expenses..............................................               (469)             (2,383)
     Accounts payable..............................................              2,246                 160
     Accrued compensation and benefits.............................                700               1,159
     Deferred revenue..............................................              1,945              (1,767)
     Other accrued liabilities.....................................              3,225               3,370
     Income taxes payable..........................................              5,821                 319
                                                                              --------            --------
  Net cash from operations.........................................             26,279              12,355
                                                                              --------            --------
Cash flows used for investments:
  Purchases of short-term investments..............................            (58,449)            (29,699)
  Maturities of short-term investments.............................             34,906               5,500
  Purchases of equipment and leasehold improvements................             (8,833)             (3,545)
  Purchases of other assets........................................             (3,223)                (64)
                                                                              --------            --------
  Net cash used for investments....................................            (35,599)            (27,808)
                                                                              --------            --------
Cash flows (used for) from financing:
  Sale of common stock.............................................              3,519               2,609
  Repurchase of common stock.......................................             (9,998)                 --
  Payments on long-term obligations................................                 --                (399)
                                                                              --------            --------
  Net cash (used for) from financing...............................             (6,479)              2,210
                                                                              --------            --------

Net decrease in cash...............................................            (15,799)            (13,243)
Effect of exchange rate changes on cash............................             (2,035)               (464)
Cash, beginning....................................................             67,088              59,840
                                                                              --------            --------
Cash, ending.......................................................           $ 49,254            $ 46,133
                                                                              ========            ========

See accompanying notes.

                               VISIO CORPORATION
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (Unaudited)


                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                   ----------------------------
                                                                                     1999                1998
                                                                                   --------            --------
Common Stock:
Balance, beginning of period............................................           $ 75,434            $ 56,367
  Stock options exercised...............................................              3,519               2,609
  Common stock issued for acquisitions..................................                 --               7,785
  Common stock repurchased..............................................             (9,998)                 --
  Stock option tax benefit..............................................              1,234               1,508
                                                                                   --------            --------
Balance, end of period..................................................             70,189              68,269
                                                                                   --------            --------

Retained Earnings:
Balance, beginning of period............................................             51,773              22,401

  Net income............................................................             20,679              10,704
  Translation adjustments...............................................             (2,067)               (621)
  Net short-term investment unrealized losses...........................               (144)                (15)
                                                                                   --------            --------
     Comprehensive net income...........................................             18,468              10,068
                                                                                   --------            --------

  Acquired company's retained earnings..................................                 --                 109

Balance, end of period..................................................             70,241              32,578
                                                                                   --------            --------

     Total shareholders' equity.........................................           $140,430            $100,847
                                                                                   ========            ========

See accompanying notes.

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Summary of Significant Accounting Policies

     Basis of Presentation

     The unaudited financial statements of Visio Corporation ("Visio" or the "Company") at March 31, 1999 and for the three and six months ended March 31, 1999 and 1998 reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in Visio's Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended March 31, 1999, September 30, 1998 and March 31, 1998 reflect amounts as of and for the periods ended April 2, 1999, October 2, 1998 and April 3, 1998, respectively.

     During fiscal 1998, Visio merged with MarComp, Inc. ("MarComp") and Kaspia Systems, Inc. ("Kaspia") in transactions accounted for as poolings of interests. All financial information has been restated to reflect the combined operations of Visio and Kaspia. The results of operations of MarComp were not material to Visio's financial statements, and therefore, amounts prior to the period of the merger were not combined with Visio's financial statements.

Earnings Per Share

     A reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations are as follows:


                                                                          Three Months Ended March 31,
                                                                 ---------------------------------------------------
                                                                         Basic                        Diluted
                                                                 ----------------------        ---------------------
                                                                  1999           1998           1999          1998
                                                                 -------        -------        -------       -------
                                                                      (in thousands, except earnings per share)
Net income................................................       $10,670        $ 3,326        $10,670       $ 3,326
                                                                 =======        =======        =======       =======
Weighted average common shares outstanding................        30,227         29,297         30,227        29,297
Restricted stock subject to repurchase....................            (3)           (54)           N/A           N/A
Net effect of dilutive stock options and warrants
 calculated using the treasury stock method and the
 average stock price during the period....................           N/A            N/A          1,216         2,362
                                                                 -------        -------        -------       -------

Total.....................................................        30,224         29,243         31,443        31,659
                                                                 =======        =======        =======       =======
Earnings per share........................................       $  0.35        $  0.11        $  0.34       $  0.11
                                                                 =======        =======        =======       =======

                                                                            Six Months Ended March 31,
                                                                 ---------------------------------------------------
                                                                         Basic                        Diluted
                                                                 ----------------------        ---------------------
                                                                  1999           1998           1999          1998
                                                                 -------        -------        -------       -------
                                                                      (in thousands, except earnings per share)
Net income................................................       $20,679        $10,704        $20,679       $10,704
                                                                 =======        =======        =======       =======
Weighted average common shares outstanding................        30,246         29,005         30,246        29,005
Restricted stock subject to repurchase....................            (5)           (80)         N/A           N/A
Net effect of dilutive stock options and warrants
 calculated using the treasury stock method and the
 average stock price during the period....................           N/A            N/A          1,260         2,522
                                                                 -------        -------        -------       -------

Total.....................................................        30,241         28,925         31,506        31,527
                                                                 =======        =======        =======       =======
Earnings per share........................................       $  0.68        $  0.37        $  0.66       $  0.34
                                                                 =======        =======        =======       =======

Common Stock Repurchase Program

     On February 2, 1999 the Company's board of directors authorized the repurchase of up to two million shares of the Company's common stock over the next two years. Purchases may be made from time to time either in the open market or in privately negotiated transactions. The primary purpose of the stock repurchase program is to help offset dilution to earnings per share caused by the issuance of stock under the Company's employee stock plans. The number of shares to be purchased and the timing of such purchases will be determined by the level of stock issued under the employee stock plans, the price of Visio's stock, available cash balances, general market conditions and other factors. The Company anticipates that all purchases will be funded from available working capital. The plan may be suspended at any time. In the quarter ended March 31, 1999, the Company repurchased 383,000 shares with an aggregate cost of $10.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Visio Corporation ("Visio" or "Company"), which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows operating systems and are marketed under the Visio/(R)/ brand. The Company's primary products are Visio Standard, Visio Technical, Visio Professional, Visio Enterprise and IntelliCAD/(R)/.

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

     When used in this discussion, the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include but are not limited to fluctuations in quarterly performance, dependence on other products including Microsoft Windows, competition in the business drawing and diagramming software market, timing and customer acceptance of new products, the Company's ability to manage growth and integrate acquired technology, potential changes in licensing and marketing methods and changes in general economic conditions. Additional information concerning these and other risks is described in the "Certain Risk Factors that May Impact Future Results of Operations" section of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and, from time to time, in other reports filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

- - - - - - - - - - -
VISIO and IntelliCAD are registered trademarks of Visio Corporation in the United States and/or other countries.

Results of Operations

     The following table contains statement of income data as a percentage of revenues for the fiscal periods indicated.

                                                         Three Months Ended               Six Months Ended
                                                              March 31,                       March 31,
                                                        ----------------------------------------------------
                                                        1999            1998            1999            1998
                                                        ----            ----            ----            ----
Revenues.....................................            100%            100%            100%            100%
Cost of revenues.............................             10               9               9               9
                                                        ----            ----            ----            ----
Gross profit.................................             90              91              91              91
                                                        ----            ----            ----            ----
Operating expenses:
 Research and development....................             17              16              17              16
 Sales and marketing.........................             40              41              41              42
 General and administrative..................              7               8               7               8
 Acquired technology and merger expenses.....             --              18              --               9
                                                        ----            ----            ----            ----
      Total operating expenses...............             64              83              65              75
                                                        ----            ----            ----            ----
Operating income.............................             26               8              26              16
Interest and other income, net...............              2               3               2               3
                                                        ----            ----            ----            ----
Income before income taxes...................             28              11              28              19
Provision for income taxes...................              7               3               7               5
                                                        ----            ----            ----            ----
Net income...................................             21%              8%             21%             14%
                                                        ====            ====            ====            ====

Revenues

     Revenues include fees from the license of software products, maintenance and support contracts, net of reserves for estimated future returns and allowances. License revenues are derived from packaged software products and volume licenses. The Company periodically upgrades its products. Revenues from upgrades are cyclical and are typically highest in the periods of and immediately following an upgrade. The last significant upgrade occurred in August 1997 when Visio Standard, Visio Technical and Visio Professional were upgraded to version 5.0. The Company anticipates releasing significant upgrades to its existing products over the next six to nine months. In December 1998, the Company introduced Visio Technical Plus, which was a special upgrade to include additional content in its Visio Technical product. Included in upgrade revenues are revenues from "cross-grades" whereby customers purchase upgrades to move from one Visio product to another. The Company's average selling price per unit is typically higher on sales of new units of packaged products than sales of upgrades or volume licenses. Of the Company's primary products, Visio Professional, Visio Technical, IntelliCAD and Visio Enterprise have higher average selling prices than does Visio Standard. Volume discounts are generally granted on products sold through the Volume Licensing channel.

     On March 1, 1999, the Company increased the prices of its products in the North America, Europe, and Rest of World regions with the exception of Japan. The price increases will be effective in Japan, the largest source of revenues in the Rest of World region, in the June 1999 quarter.

Product Groups

                                                             Three Months Ended March 31,
                                                         ---------------------------------------
                                                             1999            1998         Change
                                                         ------------    ------------     ------
                                                                (dollars in thousands)
Revenues:
 Business diagramming.................................   $12,030   24%   $11,838   29%       2%
 Technical drawing....................................     9,958   19      8,760   22       14
 IT design and documentation..........................    29,364   57     19,491   49       51
                                                         -------  ---    -------  ---       --
     Total revenues...................................   $51,352  100%   $40,089  100%      28%
                                                         =======  ===    =======  ===       ==

                                                                Six Months Ended March 31,
                                                         ---------------------------------------
                                                             1999            1998         Change
                                                         ------------    ------------     ------
                                                                (dollars in thousands)
Revenues:
 Business diagramming.................................   $25,443   26%   $23,661   30%       8%
 Technical drawing....................................    19,086   19     17,729   23        8
 IT design and documentation..........................    55,013   55     36,196   47       52
                                                         -------  ---    -------  ---       --
     Total revenues...................................   $99,542  100%   $77,586  100%      28%
                                                         =======  ===    =======  ===       ==

     The Company classifies its products into the following product groups:
Visio Standard in the Business Diagramming product group, Visio Technical, Visio Technical Design Suite (a bundle of Visio Technical and IntelliCAD), and IntelliCAD in the Technical Drawing product group, and Visio Professional, Visio Enterprise and Visio Network Equipment in the IT Design and Documentation product group. At March 31, 1999, the aggregate number of users of Visio products in the marketplace grew to 3.0 million up from 2.0 million at March 31, 1998.

     The revenue growth in the Business Diagramming product group was primarily due to increased revenues from volume license agreements. This growth was partially offset by revenue decreases from the sale of packaged products. As a result of increased revenues from volume license agreements, the overall average selling prices on products in this product group have decreased. This decrease was partially offset by the effects of the Company's price increase in March 1999.

     The revenue growth in the Technical Drawing product group was primarily due to increased revenues from volume license agreements in the North America and Europe regions and from upgrade revenues from Visio Technical Plus, introduced in December 1998. As a result of the Company's price increase in March 1999, the overall average selling prices on products in this product group increased. The increase was partially offset by increased revenues from volume license agreements.

     The revenue growth in the IT Design and Documentation product group was primarily due to increased Visio Professional revenues from volume license agreements and from the sale of packaged products in the North America and Europe regions. Visio Enterprise, introduced in November 1998, also contributed significantly to such growth. Average selling prices in this product group decreased slightly due to increased revenues from volume license agreements. This decrease was partially offset by the Company's price increase in March 1999, and from the Visio Enterprise product, which has a higher average selling price than does Visio Professional.

Sales Channels

     Visio classifies its revenues into three sales channels: "Packaged Product," "Direct," and "Volume Licensing." Packaged Product revenues represent sales of packaged products through national distributors and corporate, value added, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company generally to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from volume licenses which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The sales cycle for a volume license can extend up to 24 months on significant volume licenses as organizations can require extensive time to evaluate and consider a large-scale implementation. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues that are priced separately and recognized over the terms of the related contracts.

                                                               Three Months Ended March 31,
                                                         ---------------------------------------
                                                             1999            1998         Change
                                                         ------------    ------------     ------
                                                                (dollars in thousands)
Revenues:
 Packaged product.....................................   $31,713   62%   $28,007   70%      13%
 Direct...............................................     2,177    4      3,305    8      (34)
 Volume licensing.....................................    17,462   34      8,777   22       99
                                                         -------  ---    -------  ---      ---
     Total revenues...................................   $51,352  100%   $40,089  100%      28%
                                                         =======  ===    =======  ===      ===

                                                               Six Months Ended March 31,
                                                         ---------------------------------------
                                                             1999            1998         Change
                                                         ------------    ------------     ------
                                                                (dollars in thousands)
Revenues:
 Packaged product.....................................   $60,590   61%   $55,267   71%      10%
 Direct...............................................     4,275    4      6,645    9      (36)
 Volume licensing.....................................    34,677   35     15,674   20      121
                                                         -------  ---    -------  ---      ---
     Total revenues...................................   $99,542  100%   $77,586  100%      28%
                                                         =======  ===    =======  ===      ===

     Growth in the Packaged Product channel was primarily due to the contribution of Visio Enterprise, introduced in November 1998. Direct channel revenues decreased primarily due to a decrease in upgrades in the Direct channel. The Company believes both the Packaged Product and Direct channels have decreased as a percentage of revenues due to an industry wide shift of corporate software customers buying through the Volume Licensing channel rather than through the Packaged Product or Direct channels. The strong growth in Volume Licensing also reflects the results of the Company's continued investment in its corporate sales staff and Volume Licensing programs. The Company increased its corporate sales staff to 90 at March 31, 1999 from 60 at March 31, 1998. The Company expects to hire additional corporate sales staff throughout fiscal 1999 and therefore expects revenues from Volume Licensing to continue to increase as a percentage of total revenues.

Geographies

                                                             Three Months Ended March 31,
                                                         ---------------------------------------
                                                             1999            1998         Change
                                                         ------------    ------------     ------
                                                                (dollars in thousands)
Revenues:
 North America........................................   $30,016   58%   $22,789   57%      32%

 Europe...............................................    13,414   26     10,026   25       34
 Rest of world........................................     7,922   16      7,274   18        9
                                                         -------  ---    -------  ---       --
       Total international............................    21,336   42     17,300   43       23
                                                         -------  ---    -------  ---       --

     Total revenues...................................   $51,352  100%   $40,089  100%      28%
                                                         =======  ===    =======  ===       ==

                                                                Six Months Ended March 31,
                                                         ---------------------------------------
                                                             1999            1998         Change
                                                         ------------    ------------     ------
                                                                (dollars in thousands)
Revenues:
 North America........................................   $59,513   60%   $44,240   57%      35%

 Europe...............................................    26,999   27     20,245   26       33
 Rest of world........................................    13,030   13     13,101   17       (1)
                                                         -------  ---    -------  ---       --
       Total international............................    40,029   40     33,346   43       20
                                                         -------  ---    -------  ---       --

     Total revenues...................................   $99,542  100%   $77,586  100%      28%
                                                         =======  ===    =======  ===       ==

     Revenues in North America and Europe increased over the comparable periods of fiscal 1998 primarily due to the contribution of Visio Enterprise which was not released until November 1998, as well as an increase in revenues from volume license agreements. Revenues in Rest of World increased slightly in the quarter ended March 31, 1999 compared to the corresponding period of fiscal 1998 while revenues for the comparable six month period were flat. The Company believes the Rest of World region has been negatively impacted by general weakened economic conditions in Japan, Southeast Asia and Latin America. These economic conditions may continue to negatively impact revenues and operating results in the Rest of World region in upcoming periods.

Cost of Revenues

                                       Three Months Ended          Six Months Ended
                                           March 31,                  March 31,
                                    ------------------------   ------------------------
    (dollars in thousands)           1999     1998    Change    1999     1998    Change
                                    ------   ------   ------   ------   -----    ------
Cost of revenues.................   $5,048   $3,637     39%    $9,344   $7,029     33%
Percent of revenues..............     10%       9%               9%       9%

     Cost of revenues includes product costs, royalties, technical support costs, capitalized technology amortization, and costs related to the Company's manufacturing personnel.

     Most of the Company's product costs are associated with the Packaged Product and Direct channels, the majority of which are derived from sales of packaged products. Volume Licensing revenues have the lowest product cost because they generally do not include any substantial amount of packaged goods.

     The cost of revenues increased as a percentage of revenues for the quarter ended March 31, 1999 compared to the comparable period in fiscal 1998 primarily due to increased technical support costs for the Visio Enterprise and IntelliCAD products as well as a purchase of user education materials which the Company recorded as a period cost. Although the cost of revenues as a percentage of revenues has not changed significantly, the mix of significant components within cost of revenues has changed. The increase in Volume Licensing revenues as a percentage of total revenues in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 has caused product costs as a percentage of revenues to decrease significantly. This decrease has been offset by increased royalty payments, increased technical support costs for supporting the IntelliCAD and Visio Enterprise products, an increase in amortization of capitalized technology and an increase in the Company's manufacturing personnel.

Research and Development


                                       Three Months Ended          Six Months Ended
                                           March 31,                  March 31,
                                    ------------------------   ------------------------
    (dollars in thousands)           1999     1998    Change    1999     1998    Change
                                    ------   ------   ------   ------   -----    ------
Research and Development.........   $8,898   $6,646     34%    $16,678   $12,768   31%
Percent of revenues..............     17%      16%                17%      16%

     Research and Development expenses increased as a percentage of revenues for the three and six months ended March 31, 1999 compared to the comparable periods in fiscal 1998 primarily due to a charge of $630,000 for lease termination obligations related to the Company's decision to relocate its San Diego personnel to its Seattle headquarters. The Company is expecting the relocation to be completed over the next several quarters and expects to incur additional costs of approximately $250,000 during that time period. Research and development costs also increased due to (a) costs incurred in the development of the Company's electronic commerce solution, announced in the March 1999 quarter, that enables customers to purchase the Company's products through the Internet,
(b) planned additions to the Company's development organization, and (c) staffing additions associated with the acquisition of certain technology and assets from third parties. The Company believes it will be necessary to continue to increase research and development spending during fiscal 1999 and beyond to expand its product lines and introduce new language version products to international markets.

Sales and Marketing

                                       Three Months Ended          Six Months Ended
                                           March 31,                  March 31,
                                    ------------------------   ------------------------
    (dollars in thousands)           1999     1998    Change    1999     1998    Change
                                    ------   ------   ------   ------   ------   ------
Sales and marketing..............  $20,639   $16,538     25%   $41,004  $32,597    26%
Percent of revenues..............     40%       41%               41%     42%

     Sales and marketing expenses have increased in absolute dollars as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in absolute dollars was primarily due to additions to the corporate sales staff. This increase was partially offset by certain efficiencies gained as a result of the merger with Kaspia in July 1998. The Company believes substantial spending on marketing awareness and corporate sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Visio expects sales and marketing expenses will continue to increase over time.

General and Administrative

                                       Three Months Ended          Six Months Ended
                                           March 31,                  March 31,
                                    ------------------------   ------------------------
    (dollars in thousands)           1999     1998    Change    1999     1998    Change
                                    ------   ------   ------   ------   -----    ------
General and administrative.......  $3,608   $3,113      16%   $6,917    $6,258     11%
Percent of revenues..............     7%       8%               7%        8%

     General and administrative expenses increased in absolute dollars in the second quarter of fiscal 1999 over the corresponding period of fiscal 1998 primarily due to increased staffing to support the Company's growth. This increase was partially offset by certain efficiencies gained as a result of the merger with Kaspia in July 1998. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company builds additional infrastructure to support its revenue growth.

Acquired Technology and Merger Expenses

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

Interest and Other Income, Net

     Interest income of $1.1 million remained flat for the three month period ended March 31, 1999, compared to the prior year period. For the sixth month period ended March 31, 1999, interest income of $2.3 million increased slightly compared to interest income of $2.1 million in the comparable period of the prior year. Interest income in the three and six month periods in fiscal 1999 was negatively impacted by lower interest rates, however, the impact was partially mitigated by an increase in cash and short-term investments. Other income includes grant income from the Industrial Development Agency of Ireland and gains and losses from unhedged foreign currency transactions. Visio manages its foreign currency exposure by hedging certain foreign currency transactions.

Income Taxes

     The Company's effective income tax rate was 26% for the three and six months ended March 31, 1999, compared to 25% in the comparable periods in fiscal 1998. The increase in the Company's effective tax rate was primarily due to non-recurring tax benefits realized in fiscal 1998 which were obtained in the merger with Kaspia in fiscal 1998. The Company anticipates the effective income tax rate may increase in future periods should earnings generated in the U.S. grow at a significantly faster pace than earnings generated internationally, should the Company expand its business to additional states within the U.S., should the Company be unable to continue to invest its excess cash and short-term investments in non-taxable investments, or should the Company repatriate funds from its international operations to the U.S. At this time, no provision has been recorded for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries since the Company plans to reinvest all such earnings in its foreign subsidiaries for the foreseeable future.

Liquidity and Capital Resources

     The Company's cash and short-term investments totaled $114.9 million at March 31, 1999 compared to $109.0 million at September 30, 1998. The increase in cash and short-term investments was due primarily to cash generated from operations and cash proceeds from the issuance of shares of common stock through the Company's employee stock plans. The increase in cash and short-term investments was partially offset by purchases of equipment and leasehold improvements and purchases of the Company's common stock through its stock repurchase program. In addition, the Company entered into an agreement in the quarter ended March 31, 1999 to license certain technology from a third party. Under the terms of the agreement, the Company paid $3.2 million for other assets and prepaid expenses in connection with this agreement.

     In July 1999, the Company will relocate its Dublin, Ireland offices to a new leased facility. At March 31, 1999, the Company had commitments for capital expenditures of approximately $1.1 million related to this new facility.

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. There was no material change in the Company's market risk during the second quarter of fiscal 1999.

     On February 2, 1999, the Company's board of directors authorized the repurchase of up to two million shares of the Company's common stock over the next two years. Purchases may be made from time to time either in the open market or in privately negotiated transactions. The Company anticipates that all purchases will be funded from available working capital. The plan may be suspended at any time. In the quarter ended March 31, 1999, the Company repurchased 383,000 shares with an aggregate cost of $10.0 million.

     The Company believes that its current cash balances, short-term investments and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements as well as fund its stock repurchase program for at least the next 12 months.

     From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At March 31, 1999, the Company had no material agreements or commitments with respect to any such transactions.

Year 2000 Issues

     For a complete description of the issues faced by the Company in connection with the year 2000 and the status of the Company's efforts to address such issues, see the sections entitled "Year 2000 Issues" in (a) Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and (b) Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, which sections are hereby incorporated by reference in this Quarterly Report on Form 10-Q. Except as disclosed in this report, the discussion in the Company's previous SEC reports is complete and accurate in all material respects.

     The Company has completed the audits of its internal systems, other than the desktop audits, which the Company currently expects to complete by June 30, 1999. The Company still intends to complete any required corrective action by September 30, 1999.

     The Company is continuing to receive responses relating to potential year 2000 issues from its key third party vendors and service providers. As of the date of this Quarterly Report on Form 10-Q, the Company has received responses from approximately 75% of such third parties. In addition, Visio International Limited and Visio Singapore Pte Ltd., the Company's subsidiaries responsible for European and Asia Pacific operations, have distributed year 2000 questionnaires to certain of their key vendors and service providers. As of the date of this Quarterly Report on Form 10-Q, Visio International has received responses from approximately 20% of such third parties, and Visio Singapore has received responses from approximately 40% of such third parties. The Company and its subsidiaries are currently preparing a follow-up distribution of questionnaires to those third parties who have not yet responded. To date, no significant year 2000 risks have been identified in any third party responses.

European Monetary Union

     For a complete description of the issues faced by the Company in connection with the implementation of the Euro by the European Economic and Monetary Union and the status of the Company's efforts to address such issues, see the section entitled "European Monetary Union" in (a) Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and (b)
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998, which sections are hereby incorporated by reference in this Quarterly Report on Form 10-Q. Except as disclosed in this report, the discussion in the Company's previous SEC reports is complete and accurate in all material respects. As of the date of this Quarterly Report on Form 10-Q, the Company believes that its accounting and business systems are capable of adequately handling currency trading and non-cash (banking) transactions involving the Euro, and the Company has not experienced any material operational disruptions or incurred any significant costs in connection with the introduction of the Euro on January 1, 1999. However, there can be no assurance that the Company will not experience or incur any such material disruptions or costs in connection with future Euro implementation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There was no material change in the Company's market risk during the second quarter of fiscal 1999.


                          Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders


     The Company's 1999 Annual Meeting of Shareholders was held on February 24, 1999. At the Annual Meeting, shareholders took the following actions:

1. Seven directors were elected to serve on the Company's Board of Directors until the Company's 2000 Annual Meeting of Shareholders and until their successors are elected and qualified. Votes were cast for each director as follows:

                              For                    Withheld
                            ---------                --------
J. Jaech                    27,844,953                103,301
T. Johnson                  27,845,103                103,151
T. Alberg                   27,842,506                105,748
T. Byers                    27,845,053                103,201
J. Johnston                 27,842,935                105,319
D. Mackenzie                27,844,703                103,551
S. Oki                      27,844,003                104,251

2. Shareholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1999. Votes were cast as follows:

For                 27,926,249
Against                 11,738
Abstain                 10,267

Item 5.  Other Information

     On April 23, 1999, the Company's Board of Directors unanimously appointed Bob McDowell to the Board of Directors. Mr. McDowell currently serves as vice president, Enterprise Business Relationships at Microsoft Corporation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

     21.1  Subsidiaries of Visio Corporation

     27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

     27.2 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

(b)  Reports on Form 8-K:

           None.

Items  1, 2 and 3 of this Part II are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May  14, 1999                   VISIO CORPORATION


                                       By:  /s/ STEVE M. GORDON
                                           ----------------------------------
                                           Steve M.Gordon
                                           Senior Vice President, Finance and
                                           Administration; Chief Financial
                                           Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS


Exhibit No.                        Description
-----------                        -----------
   21.1        Subsidiaries of Visio Corporation

   27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

   27.2 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.