Form 10-Q
period 1999-06-30
VISIO CORP
filed 1999-08-11
CIK 946665

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ____________________

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

                       Yes  X                     No
                           ---                       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                                      Shares outstanding as of July 30, 1999
--------------------------------------------------       -----------------------------------------------------
          Common Stock ($.01 par value)                                      30,165,749

================================================================================

                               VISIO CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1999

                               Table of Contents

                        Part I.  Financial Information

                                                                                                                                Page
                                                                                                                                ----
Item 1.   Financial Statements
          Balance Sheets as of June 30, 1999 and September 30, 1998..........................................................   2

          Statements of Income for the three and nine months ended June 30, 1999 and 1998....................................   3

          Statements of Cash Flows for the nine months ended June 30, 1999 and 1998..........................................   4

          Statements of Shareholders' Equity for the three and nine months ended June 30, 1999 and 1998......................   5

          Notes to Financial Statements......................................................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............................   8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk..........................................................  18

                                                    Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...................................................................................  18

Signatures...................................................................................................................  19

                        Part I.  Financial Information

Item 1.   Financial Statements

                               VISIO CORPORATION
                                BALANCE SHEETS
                                (in thousands)

                                                                                            June 30,          September 30,
                                                                                             1999                 1998
                                                                                         -------------        -------------
                                                                                          (Unaudited)
Assets
Current assets:
     Cash..........................................................................         $ 39,861            $ 67,088
     Short-term investments........................................................           72,243              41,930
     Accounts receivable...........................................................           27,226              15,934
     Inventories...................................................................              894               1,228
     Prepaid expenses..............................................................            6,955               6,662
     Deferred income taxes.........................................................            6,504               4,709
                                                                                         -------------        -------------
          Total current assets.....................................................          153,683             137,551
Equipment and leasehold improvements...............................................           18,197              10,191
Capitalized technology.............................................................            3,959               4,609
Other assets.......................................................................            3,661                 380
Non-current deferred tax assets....................................................            6,981               6,646
                                                                                         -------------        -------------
          Total assets.............................................................         $186,481            $159,377
                                                                                         =============        =============
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable..............................................................         $  6,651            $  5,223
     Accrued compensation and benefits.............................................            6,407               4,464
     Other accrued liabilities.....................................................           16,334              13,717
     Deferred revenue..............................................................           10,305               7,830
     Income taxes payable..........................................................            2,355                 936
                                                                                         -------------        -------------
          Total current liabilities................................................           42,052              32,170
                                                                                         -------------        -------------

Shareholders' equity :
     Common stock..................................................................           65,786              75,434

     Retained earnings.............................................................           81,045              50,741
     Accumulated other comprehensive income........................................           (2,402)              1,032
                                                                                         -------------        -------------
          Total retained earnings..................................................           78,643              51,773
                                                                                         -------------        -------------

          Total shareholders' equity...............................................          144,429             127,207
                                                                                         -------------        -------------
               Total liabilities and shareholders' equity..........................         $186,481            $159,377
                                                                                         =============        =============

See accompanying notes.

                               VISIO CORPORATION
                             STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                       June 30,                              June 30,
                                                             ---------------------------           ---------------------------
                                                               1999               1998               1999               1998
                                                             --------           --------           --------           --------
Revenues...............................................      $50,346            $44,186            $149,888           $121,772
Cost of revenues.......................................        4,432              4,140              13,776             11,169
                                                             -------            -------            --------           --------
          Gross profit.................................       45,914             40,046             136,112            110,603
                                                             -------            -------            --------           --------
Operating expenses:
     Research and development..........................        8,961              6,951              25,639             19,719
     Sales and marketing...............................       20,584             18,624              61,588             51,221
     General and administrative........................        4,322              3,436              11,239              9,694
     Acquired technology and merger expenses...........           --                976                  --              8,066
                                                            --------           --------            --------           --------
          Total operating expenses.....................       33,867             29,987              98,466             88,700
                                                            --------           --------            --------           --------
Operating income.......................................       12,047             10,059              37,646             21,903
Interest and other income, net.........................          961              1,203               3,306              3,675
                                                            --------           --------            --------           --------
Income before income taxes.............................       13,008             11,262              40,952             25,578
Income taxes...........................................        3,383              2,813              10,648              6,425
                                                            --------           --------            --------           --------
Net income.............................................      $ 9,625            $ 8,449            $ 30,304           $ 19,153
                                                            ========           ========            ========           ========
Basic earnings per share...............................      $  0.32            $  0.28            $   1.00           $   0.66
                                                            ========           ========            ========           ========
Shares used in computation of basic earnings
     per share.........................................       30,075             29,740              30,185             29,196
                                                            ========           ========            ========           ========
Diluted earnings per share.............................      $  0.31            $  0.26            $   0.96            $  0.60
                                                            ========           ========            ========           ========
Shares used in computation of diluted
     earnings per share................................       31,236             32,018              31,416             31,691
                                                            ========           ========            ========           ========

See accompanying notes.

                               VISIO CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                                     June 30,
                                                                                          ----------------------------
                                                                                            1999                1998
                                                                                          --------            --------
Cash flows from operations:
     Net income.....................................................................      $ 30,304            $ 19,153
     Adjustments to reconcile net income to net cash from operations:
          Depreciation and amortization.............................................         5,642               4,566
          Amortization of premiums (discounts) on short-term investments............           196                (827)
     Deferred income taxes..........................................................        (2,131)               (817)
     Issuance of common stock for acquired technology...............................            --               6,718
     Other non-cash items...........................................................          (299)                101
     Changes:
          Accounts receivable.......................................................       (11,481)             (6,662)
          Inventories...............................................................           337                 (14)
          Prepaid expenses..........................................................          (214)             (3,644)
          Accounts payable..........................................................         1,501                  65
          Accrued compensation and benefits.........................................         1,959               2,552
          Deferred revenue..........................................................         2,550              (1,432)
          Other accrued liabilities.................................................         2,686               5,824
          Income taxes payable......................................................         3,832               2,443
                                                                                          --------            --------
     Net cash from operations.......................................................        34,882              28,026
                                                                                          --------            --------
Cash flows used for investments:
     Purchases of short-term investments............................................       (88,367)            (34,502)
     Maturities of short-term investments...........................................        57,824              25,500
     Purchases of equipment and leasehold improvements..............................       (12,949)             (5,507)
     Purchases of capitalized technology............................................          (250)             (2,532)
     Purchases of other assets......................................................        (3,280)                (54)
                                                                                          --------            --------
     Net cash used for investments..................................................       (47,022)            (17,095)
                                                                                          --------            --------
Cash flows from (used for) financing:
     Sale of common stock...........................................................         6,823               5,187
     Repurchase of common stock.....................................................       (18,942)                 --
     Payments on long-term obligations..............................................            --                (448)
                                                                                          --------            --------
     Net cash from (used for) financing.............................................       (12,119)              4,739
                                                                                          --------            --------

Net increase (decrease) in cash.....................................................       (24,259)             15,670
Effect of exchange rate changes on cash.............................................        (2,968)               (463)
Cash, beginning.....................................................................        67,088              59,840
                                                                                          --------            --------
Cash, ending........................................................................      $ 39,861            $ 75,047
                                                                                          ========            ========

See accompanying notes.

                               VISIO CORPORATION
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (Unaudited)

                                                                     Three Months Ended                      Nine Months Ended
                                                                           June 30,                                June 30,
                                                                ----------------------------            ----------------------------
                                                                  1999                1998                1999               1998
                                                                --------            --------            --------           ---------
Common stock:
Balance, beginning of period...............................     $ 70,189            $ 68,269            $ 75,434           $ 56,367
     Stock options exercised...............................        3,302               2,578               6,823              5,187
     Common stock issued for acquisitions..................           --                  --                  --              7,785
     Common stock repurchased..............................       (8,943)                 --             (18,942)                --
     Stock option tax benefit..............................        1,238               1,126               2,471              2,634
                                                                --------            --------            --------           --------
Balance, end of period.....................................       65,786              71,973              65,786             71,973
                                                                --------            --------            --------           --------

Total retained earnings:
Balance, beginning of period...............................       70,241              32,578              51,773             22,401

     Net income............................................        9,625               8,449              30,304             19,153
     Translation adjustments...............................       (1,033)                 87              (3,100)              (533)
     Net short-term investment unrealized losses...........         (190)                (24)               (334)               (40)
                                                                --------            --------            --------           --------
          Comprehensive net income.........................        8,402               8,512              26,870             18,580
                                                                --------            --------            --------           --------

     Acquired company's retained earnings..................           --                  --                  --                109
                                                                --------            --------            --------           --------
                                                                --------            --------            --------           --------
Balance, end of period.....................................       78,643              41,090              78,643             41,090
                                                                --------            --------            --------           --------

          Total shareholders' equity.......................     $144,429            $113,063            $144,429           $113,063
                                                                ========            ========            ========           ========


See accompanying notes.

                               VISIO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Summary of Significant Accounting Policies

     Basis of Presentation

     The unaudited financial statements of Visio Corporation ("Visio" or the "Company") at June 30, 1999 and for the three and nine months ended June 30, 1999 and 1998 reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in Visio's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

     Visio's fiscal year is a 52/53-week period. Accordingly, all references as of and for the periods ended June 30, 1999, September 30, 1998 and June 30, 1998 reflect amounts as of and for the periods ended July 2, 1999, October 2, 1998 and July 3, 1998, respectively.

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

Common Stock Repurchase Program

     On February 2, 1999 the Company's board of directors authorized the repurchase of up to two million shares of the Company's common stock over the next two years. Purchases may be made from time to time either in the open market or in privately negotiated transactions. The primary purpose of the stock repurchase program is to help offset dilution to earnings per share caused by the issuance of stock under the Company's employee stock plans. The number of shares to be purchased and the timing of such purchases will be determined by the level of stock issued under the employee stock plans, the price of Visio's stock, available cash balances, general market conditions and other factors. The Company anticipates that all purchases will be funded from available working capital. The plan may be suspended at any time. In the quarter ended June 30, 1999, the Company repurchased 313,500 shares with an aggregate cost of $8.9 million. Since the inception of the program, the Company has repurchased 696,500 shares with an aggregate cost of $18.9 million.

New Accounting Pronouncements

     In December 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The SOP will be effective for transactions entered into in fiscal year 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices.

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133. FASB Statement No. 137 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to defer for one year the effective date of FASB Statement No. 133. The statement will be effective for the Company in its fiscal year 2001. The ultimate implementation of FASB Statement No. 133 is not expected to have a significant impact on the Company's results of operations or financial condition.

Earnings Per Share

     A reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations are as follows:

                                                                                            Three Months Ended June 30,
                                                                                ----------------------------------------------------
                                                                                         Basic                       Diluted
                                                                                -----------------------       ----------------------
                                                                                  1999           1998           1999          1998
                                                                                --------       --------       --------      --------
                                                                                       (in thousands, except earnings per share)
Net income..............................................................         $ 9,625        $ 8,449        $ 9,625       $ 8,449
                                                                                ========       ========       ========      ========
Weighted average common shares outstanding..............................          30,078         29,778         30,078        29,778
Restricted stock subject to repurchase..................................              (3)           (38)           N/A           N/A
Net effect of dilutive stock options and warrants calculated using the treasury stock method and the average stock price
     during the period..................................................             N/A            N/A          1,158         2,240
                                                                                --------       --------       --------      --------
Total shares............................................................          30,075         29,740         31,236        32,018
                                                                                ========       ========       ========      ========
Earnings per share......................................................         $  0.32        $  0.28        $  0.31       $  0.26
                                                                                ========       ========       ========      ========

                                                                                             Nine Months Ended June 30,
                                                                                ----------------------------------------------------
                                                                                         Basic                       Diluted
                                                                                -----------------------       ----------------------
                                                                                  1999           1998           1999          1998
                                                                                --------       --------       --------      --------
                                                                                      (in thousands, except earnings per share)
Net income..............................................................         $30,304        $19,153        $30,304       $19,153
                                                                                ========       ========       ========      ========
Weighted average common shares outstanding..............................          30,189         29,262         30,189        29,262
Restricted stock subject to repurchase..................................              (4)           (66)           N/A           N/A
Net effect of dilutive stock options and warrants calculated using the treasury stock method and the average stock price
     during the period..................................................             N/A            N/A          1,227         2,429
                                                                                --------       --------       --------      --------
Total shares............................................................          30,185         29,196         31,416        31,691
                                                                                ========       ========       ========      ========
Earnings per share......................................................         $  1.00        $  0.66        $  0.96       $  0.60
                                                                                ========       ========       ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Visio Corporation ("Visio" or "Company"), which commenced operations in September 1990, develops drawing and diagramming software for the general business personal computer user. All of the Company's products have been developed for the Microsoft Windows operating systems and are marketed under the Visio/R/ brand. The Company's primary products are Visio Standard, Visio Technical, Visio Professional, Visio Enterprise and IntelliCAD/R/.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made in this report. Among these are fluctuations in quarterly performance, transition in the Company's distribution channels, timing and customer acceptance of new products, product lifecycles, potential changes in licensing and marketing methods, the Company's ability to manage growth and integrate acquired technology, dependence on other products including Microsoft Windows, competition in the business drawing and diagramming software market, year 2000 issues, and changes in general economic conditions. Additional information concerning these and other risks is described in the section entitled "Certain Risk Factors That May Impact Future Results of Operations" contained in Visio's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and, from time to time, in other reports filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements contained in this Quarterly Report on Form 10-Q that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

----------------
VISIO and IntelliCAD are registered trademarks of Visio Corporation in the United States and/or other countries.

Results of Operations

Revenues

     Revenues include fees from the license of software products and maintenance and support contracts, net of reserves for estimated future returns and net of deferrals for revenues attributable to free upgrade rights. License revenues are derived from packaged software products and volume licenses. Maintenance and support contracts are deferred and recognized ratably over the contract period. The Company periodically upgrades its products. Revenues from upgrades are cyclical and are typically highest in the periods of and immediately following an upgrade. The last significant upgrade occurred in August 1997 when Visio Standard, Visio Technical and Visio Professional were upgraded to version 5.0. The Company anticipates releasing significant upgrades to its existing products over the next three to nine months. Included in upgrade revenues are revenues from "cross-grades" whereby customers purchase upgrades to move from one Visio product to another. The Company's average selling price per unit is typically higher on sales of new units of packaged products than sales of upgrades or volume licenses. Of the Company's primary products, Visio Professional, Visio Technical, IntelliCAD and Visio Enterprise have higher average selling prices than does Visio Standard. Volume discounts are generally granted on products sold through the Volume Licensing channel.

     In March 1999, the Company increased the prices of all of its primary products sold through the Packaged Product and Direct channels in the North America, Europe, and Rest of World regions with the exception of Japan. In April 1999, the Company increased the prices of its Visio Technical and Visio Professional products sold through the Packaged Product and Direct channels in Japan, the largest source of revenues in the Rest of World region. The Company is phasing in the price increase on licenses sold through the Volume Licensing channel in all regions over the next twelve months.

Product Groups

                                                      Three Months Ended June 30,
                                             ------------------------------------------
                                                  1999             1998          Change
                                             --------------   --------------   ----------
                                                          (dollars in thousands)
Revenues:
     Business diagramming................    $12,890   26%    $11,561   26%      11%
     Technical drawing...................      8,534   17      10,753   24      (21)
     IT design and documentation.........     28,922   57      21,872   50       32
                                             -------  ---     -------  ---      ---
          Total revenues.................    $50,346  100%    $44,186  100%      14%
                                             =======  ===     =======  ===      ===
                                                       Nine Months Ended June 30,
                                             --------------------------------------------
                                                  1999             1998          Change
                                             --------------   --------------   ----------
                                                        (dollars in thousands)
Revenues:
     Business diagramming................    $ 38,333   26%   $ 35,221   29%      9%
     Technical drawing...................      27,620   18      28,483   23      (3)
     IT design and documentation.........      83,935   56      58,068   48      45
                                             --------  ---    --------  ---      --
          Total revenues.................    $149,888  100%   $121,772  100%     23%
                                             ========  ===    ========  ===      ==

     The Company classifies its products into the following product groups:
Visio Standard in the Business Diagramming product group, Visio Technical, and IntelliCAD in the Technical Drawing product group, and Visio Professional, Visio Enterprise and Visio Network Equipment in the IT Design and Documentation product group. At June 30, 1999, the aggregate number of licenses of Visio products in the market place grew to 3.2 million up from 2.2 million at June 30, 1998.

     The revenue growth in the Business Diagramming product group in the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998, was primarily due to increased revenues from the sale of volume license agreements and from the Company's price increase. This growth was partially offset by decreased revenue from the sale of packaged products due to lower unit volumes. The overall average selling prices of products in this product group increased as a result of the price increase and increased revenues from maintenance and support contracts. This increase was partially offset as a result of more units being sold at a discount under volume license agreements.

     The revenue decrease in the Technical Drawing product group in the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998, was primarily due to declines in unit volume of the IntelliCAD product. This decrease was partially offset by increased revenues from the sale of volume license agreements for Visio Technical in the North America region. As a result of the Company's price increase and increased revenues from maintenance and support contracts, the overall average selling prices of products in this product group increased.

     The revenue growth in the IT Design and Documentation product group in the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998, was primarily due to increased Visio Professional revenues from the sale of volume license agreements and from the sale of packaged products in the North America and Europe regions. Visio Enterprise, introduced in November 1998, also contributed significantly to such growth. The average selling price in this product group increased due to the Company's price increase, increased revenues from maintenance and support contracts, and from the Visio Enterprise product, which has a higher average selling price than does Visio Professional. The increase in average selling price was partially offset by the increase in units sold at a discount under volume license agreements.


Sales Channels


                                                                             Three Months Ended June 30,
                                                                    -----------------------------------------
                                                                         1999            1998         Change
                                                                    --------------  --------------  ---------
                                                                           (dollars in thousands)
Revenues:
     Packaged product.............................................   $29,201   58%   $30,354   69%     (4)%
     Direct.......................................................     1,818    4      2,614    6     (30)
     Volume licensing.............................................    19,327   38     11,218   25      72
                                                                     -------  ---    -------  ---      ---
          Total revenues..........................................   $50,346  100%   $44,186  100%     14 %
                                                                     =======  ===    =======  ===      ===

                                                                             Nine Months Ended June 30,
                                                                    -----------------------------------------
                                                                         1999            1998         Change
                                                                    --------------  --------------  ---------
                                                                             (dollars in thousands)
Revenues:
     Packaged product...........................................     $ 89,790   60%   $ 85,621   70%     5 %
     Direct.....................................................        6,093    4       9,259    8    (34)
     Volume licensing...........................................       54,005   36      26,892   22    101
                                                                     --------  ---    --------  ---    ---
          Total revenues........................................     $149,888  100%   $121,772  100%    23 %
                                                                     ========  ===    ========  ===    ===

     Visio classifies its revenues into three sales channels: "Packaged Product," "Direct," and "Volume Licensing." Packaged Product revenues represent sales of packaged products through national distributors and corporate, value added, retail and mail order resellers. Direct revenues represent sales of packaged products directly by the Company generally to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from the sale of volume licenses which are generally administered through corporate resellers after the Company's sales staff has negotiated the sale. The sales cycle for a volume license can extend up to 24 months on significant volume licenses as organizations can require extensive time to evaluate and consider a large-scale implementation. Volume licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues that are priced separately and recognized over the terms of the related contracts.

     Revenues in the Packaged Product channel for the three months ended June 30, 1999 compared to the same period in fiscal 1998 have decreased primarily due to decreased revenues from the IntelliCAD product and decreased revenues from the sale of Business Diagramming products. This decrease was partially offset by increases in revenues from IT Design and Documentation products. Revenues in the Packaged Product channel for the nine months ended June 30, 1999 compared to the comparable period in fiscal 1998 have increased primarily due to increased revenues from IT Design and Documentation products. This increase was partially offset by the decrease in revenues from the IntelliCAD product. Direct channel revenues for the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998 decreased primarily due to a decrease in the sale of upgrades. The Company believes both the Packaged Product and Direct channels have decreased as a percentage of revenues due to an industry wide shift of corporate software customers buying through the Volume Licensing channel rather than through the Packaged Product or Direct channels.

     The strong growth in the Volume Licensing channel in the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998 reflects this industry wide trend noted above as well as the Company's continued investment in its corporate sales force and volume licensing programs. The Company increased its corporate sales staff to 109 at June 30, 1999 from 62 at June 30, 1998. The Company expects to hire additional corporate sales staff throughout fiscal 1999 and therefore expects revenues from the Volume Licensing channel to continue to increase.

Regions

                                                                   Three Months Ended June 30,
                                                            ---------------------------------------
                                                                1999            1998         Change
                                                            -------------   -------------    ------
                                                                    (dollars in thousands)
Revenues:
     North America....................................      $31,400   62%    $27,485    62%      14%

     Europe...........................................       12,627   25      10,355    24       22
     Rest of world....................................        6,319   13       6,346    14        -
                                                            -------  ---     -------   ---       --
          Total international.........................       18,946   38      16,701    38       13
                                                            -------  ---     -------   ---       --

               Total revenues.........................      $50,346  100%    $44,186   100%      14%
                                                            =======  ===     =======   ===       ==


                                                                    Nine Months Ended June 30,
                                                            -----------------------------------------
                                                                 1999             1998         Change
                                                            --------------   --------------    ------
                                                                     (dollars in thousands)
Revenues:
     North America....................................      $ 90,914  61%    $ 71,724   59%      27%

     Europe...........................................        39,626   26      30,601   25       29
     Rest of world....................................        19,348   13      19,447   16       (1)
                                                            --------  ---    --------  ---       --
          Total international.........................        58,974   39      50,048   41       18
                                                            --------  ---    --------  ---       --

               Total revenues.........................      $149,888  100%   $121,772  100%      23%
                                                            ========  ===    ========  ===       ==

     Revenues in North America and Europe increased over the comparable periods of fiscal 1998 primarily due to the contribution of the Visio Enterprise product that was released in November 1998, an increase in revenues from the sale of volume license agreements, and the Company's price increase. The increase was partially offset by decreased revenues from the IntelliCAD product. Revenues in the Rest of World region decreased slightly in the three and nine month periods ended June 30, 1999 compared to the same periods of fiscal 1998. The Company believes the Rest of World region has been negatively impacted by general weakened economic conditions in Japan, Southeast Asia and Latin America. These economic conditions may continue to negatively impact revenues and operating results in the Rest of World region in upcoming periods.

Cost of Revenues


                                        Three Months Ended           Nine Months Ended
                                             June 30,                     June 30,
                                    -------------------------    ---------------------------
    (dollars in thousands)           1999     1998     Change      1999     1998      Change
---------------------------------   -------  --------  ------    --------  --------   ------
Cost of revenues.................   $4,432   $4,140        7%    $13,776   $11,169       23%
% of revenues....................        9%       9%                   9%        9%

     Cost of revenues includes product costs, royalties, technical support costs, capitalized technology amortization, and costs related to the Company's manufacturing personnel. Most of the Company's product costs are associated with the Packaged Product and Direct channels, the majority of which are derived from sales of packaged products. Revenues from the Volume Licensing channel have the lowest product cost because they generally do not include any substantial amount of packaged goods.

     The cost of revenues remained flat as a percentage of revenues for the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998. Although the cost of revenues as a percentage of revenues has remained flat, the mix of significant components within cost of revenues has changed. The increase in volume licensing revenues as a percentage of total revenues in the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998 has caused product costs as a percentage of revenues to decrease significantly. In addition, in the three months ended June 30, 1999, the Company successfully renegotiated its most significant royalty agreement thereby lowering its overall royalty costs. The decrease in product and royalty costs has been offset by increased technical support costs for supporting the IntelliCAD and Visio Enterprise products, an increase in the amortization of capitalized technologies, an increase in inventory reserves and an increase in the Company's manufacturing personnel.

Research and Development

                                         Three Months Ended           Nine Months Ended
                                              June 30,                     June 30,
                                    -------------------------    ---------------------------
    (dollars in thousands)            1999     1998    Change      1999      1998     Change
---------------------------------   -------  -------   ------    --------  --------   ------
Research and development.........   $8,961   $6,951       29%    $25,639   $19,719       30%
% of revenues....................       18%      16%                  17%       16%

     Research and development expenses increased in absolute dollars and as a percentage of revenues for the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998 primarily due to increased research and development activities related to the Company's upcoming product upgrade cycle. The Company anticipates releasing significant upgrades to its existing products over the next three to nine months. Research and development costs also increased due to a charge of $630,000 in March 1999 for a lease termination obligation related to the Company's decision to relocate its San Diego personnel to its Seattle headquarters, and due to planned additions to the Company's development organization. The Company believes it will be necessary to continue to increase research and development spending during fiscal 1999 and beyond to expand its product lines.

Sales and Marketing

                                       Three Months Ended            Nine Months Ended
                                            June 30,                     June 30,
                                   ----------------------------   ----------------------------
    (dollars in thousands)           1999      1998      Change     1999      1998      Change
---------------------------------  --------  --------    ------   --------  --------    ------
Sales and marketing..............  $20,584   $18,624       11%    $61,588   $51,221       20%
% of revenues....................       41%       42%                  41%       42%

     Sales and marketing expenses have increased in absolute dollars for the three and nine months ended June 30, 1999 compared to the same periods in fiscal 1998 as the Company continues building its worldwide sales, marketing and customer service infrastructure. The increase in sales and marketing expenses in absolute dollars was primarily due to additions to the corporate sales force. This increase was partially offset by certain efficiencies gained as a result of the merger with Kaspia in July 1998. The Company believes substantial spending on marketing awareness and corporate sales staffing is essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Visio expects sales and marketing expenses will continue to increase over time.

General and Administrative

                                       Three Months Ended          Nine Months Ended
                                             June 30,                   June 30,
                                   --------------------------   ---------------------------
    (dollars in thousands)          1999     1998      Change     1999     1998      Change
---------------------------------  -------  -------    ------   --------  --------   ------
General and administrative.......  $4,322   $3,436       26%    $11,239   $9,694       16%
% of revenues....................       9%       8%                   7%       8%

     General and administrative expenses increased in absolute dollars in the three and nine months ended June 30, 1999 over the same periods of fiscal 1998 primarily due to increased staffing and costs required to support the Company's growth. This increase was partially offset by certain efficiencies gained as a result of the merger with Kaspia in July 1998. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company builds additional infrastructure to support its revenue growth.

Acquired Technology and Merger Expenses

     Merger with MarComp. On January 22, 1998, the Company merged with MarComp, a privately held provider of programming toolkits for access to Autodesk's AutoCAD .dwg and .dxf file formats, located in Parkton, Maryland. Under the terms of the merger agreement, Visio exchanged 50,014 shares of its unregistered common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests and due to the immateriality of the amounts involved, prior period financial statements were not restated. The transaction resulted in an increase in equity of $109,000 primarily due to the acquisition of cash and accounts receivable from MarComp and resulted in approximately $100,000 in merger related costs in fiscal 1998.

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

Interest and Other Income, Net

     Interest income of $1.0 million in the three month period ended June 30, 1999 decreased compared to interest income of $1.2 million recorded in the comparable prior year period. Interest income of $3.2 million in the nine month period ended June 30, 1999 remained flat compared to interest income recorded in the comparable prior year period. Interest income in the three and nine month periods in fiscal 1999 were negatively impacted by lower interest rates, however, the impact was partially mitigated by an increase in invested cash and short-term investments. Other income includes grant income from the Industrial Development Agency of Ireland and gains and losses from unhedged foreign currency transactions. Visio manages its foreign currency exposure by hedging certain foreign currency transactions.

Income Taxes

     The Company's effective income tax rate was 26% for the three and nine months ended June 30, 1999, compared to 25% in the comparable periods in fiscal 1998. The increase in the Company's effective tax rate was primarily due to non-recurring tax benefits realized in fiscal 1998 which were obtained in the merger with Kaspia in fiscal 1998. The Company anticipates the effective income tax rate may increase in future periods should earnings generated in the U.S. grow at a significantly faster pace than earnings generated internationally, should the Company expand its business to additional states within the U.S., should the Company be unable to continue to invest its excess cash and short-term investments in non-taxable investments, or should the Company repatriate funds from its international operations to the U.S. At this time, no provision has been recorded for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries since the Company plans to reinvest all such earnings in its foreign subsidiaries for the foreseeable future.

Liquidity and Capital Resources

     The Company's cash and short-term investments totaled $112.1 million at June 30, 1999 compared to $109.0 million at September 30, 1998. The increase in cash and short-term investments was due primarily to cash generated from operations and cash proceeds from the issuance of shares of common stock through the Company's employee stock plans. The increase in cash and short-term investments was partially offset by purchases of equipment and leasehold improvements primarily related to the Company's new headquarters facility, purchases of the Company's common stock through its stock repurchase program, and the license of technology from a third party for a cash payment of $3.2 million.

     In the fourth quarter of fiscal 1999, the Company will relocate its Dublin, Ireland offices to a new leased facility. At June 30, 1999, the Company had commitments for capital expenditures of approximately $2.6 million related to this new facility. In addition, the Company is continuing to build out its Seattle headquarters and has commitments for capital expenditures of approximately $3.7 million related to this build out.

     On May 1, 1997, the Company acquired certain assets of Freedom Solutions Group, Inc., d.b.a. SysDraw Software Company ("SysDraw"), a privately held network design and documentation solutions provider, located in Lombard, Illinois. Under the terms of the agreement, the acquisition price included $5.8 million in cash plus the issuance of a $1.0 million note payable; the principal and interest of which were paid by Visio in August 1998. Visio is required to pay $1.5 million of additional consideration if revenues of the acquired products meet certain performance goals within three years of the acquisition date. The performance goals were met in the quarter ended June 30, 1999. As a result, the Company will pay $1.5 million of additional consideration in the September 30, 1999 quarter.

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of the Company's investments. The Company does not use derivative financial instruments for speculative or trading purposes. There was no material change in the Company's market risk during the third quarter of fiscal 1999.

     On February 2, 1999, the Company's board of directors authorized the repurchase of up to two million shares of the Company's common stock over the next two years. Purchases may be made from time to time either in the open market or in privately negotiated transactions. The Company anticipates that all purchases will be funded from available working capital. The plan may be suspended at any time. In the quarter ended June 30, 1999, the Company repurchased 313,500 shares at an aggregate cost of $8.9 million. Since the inception of the program, the Company has repurchased 696,500 shares at an aggregate cost of $18.9 million.

     The Company believes that its current cash balances, short-term investments and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements as well as fund its stock repurchase program for at least the next 12 months.

     From time to time, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. At June 30, 1999, the Company had no material agreements or commitments with respect to any such transactions.

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

     In fiscal 1997 the Company replaced its worldwide accounting/finance, manufacturing, sales and distribution systems with an enterprisewide business software system that has been certified as year 2000 compliant; in fiscal 1998 the Company extended the application of such enterprisewide software to its human resources systems; and in fiscal 1999 the Company upgraded its worldwide customer management systems with software that has been certified as year 2000 compliant. In addition, the Company has established cross-functional teams to identify and resolve the Company's year 2000 issues. The primary functions of these teams include (a) conducting audits of the Company's main internal systems, including telecommunications and all material software and hardware in the Company's desktop environments, (b) implementing any necessary plans to correct deficiencies in such internal systems, (c) communicating with certain key parties with whom the Company conducts business regarding the year 2000 readiness of such parties' systems and (d) coordinating the testing of the Company's products to determine the year 2000 readiness of those products.

     Internal Systems

     The Company has completed the audits of its internal systems other than certain desktop audits for the Company's subsidiaries. In addition, the Company is continuing to test its recently upgraded customer management system as well as its other business software systems. The Company currently expects to complete such audits and tests by October 30, 1999. In connection with such audits, the Company has identified certain specific hardware, software and other isolated systems that are not year 2000 compliant, but the Company has not discovered any material deficiencies. It is currently expected that the noncompliant systems identified to date will be corrected, replaced or upgraded to compliant versions by December 31, 1999. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software. The most reasonably likely worst case scenarios would include corruption of data contained in the Company's internal information systems, hardware failure, and the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, network monitoring, data storage, etc.). The Company intends to prepare general contingency plans for such events by September 30, 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

     Vendors and Service Providers

     In September 1998, the Company began distributing detailed questionnaires to vendors and service providers to determine the year 2000 status of their systems, and in May 1999, the Company sent a subsequent mailing to those parties who did not initially respond. The Company is continuing to receive responses to its questionnaires. As of the date of this Quarterly Report on Form 10-Q, the Company has received responses from approximately 80% of such third parties. In addition, Visio International Limited and Visio Singapore Pte Ltd., the Company's subsidiaries responsible for European and Asia Pacific operations, have distributed year 2000 questionnaires to certain of their key vendors and service providers. As of the date of this Quarterly Report on Form 10-Q, Visio International has received responses from approximately 50% of such third parties, and Visio Singapore has received responses from approximately 60% of such third parties. By September 30, 1999, Company employees will attempt to contact by telephone those third parties who have not responded and who are providing products, supplies or services that are deemed critical to the Company's business.

     Though the Company expects to receive additional questionnaires or other responses throughout 1999, there can be no assurance that all of the contacted third parties will respond. To date, no material year 2000 risks have been identified during the Company's communications with its key vendors and service providers. To the extent the Company identifies such risks, the Company will work with the appropriate third parties to mitigate such risks. However, the disruption or failure at or after the year 2000 of the systems of key vendors or service providers, as well as the failure of any contingency plans, remains a possibility and could have a material adverse effect on the Company's results of operations or financial condition.

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

     In addition to risks and uncertainties relating to potential lawsuits, the Company believes that, as the year 2000 approaches, existing and potential customers may slow down computer software purchases in order to minimize or eliminate the risk that new software programs will cause year 2000 problems, or because they are using their budgeted resources on increased expenditures on their own year 2000 compliance efforts, rather than new computer software. Such a slow down could have a material adverse effect on the Company's revenues.

     The Company does not expect total costs associated with becoming year 2000 compliant to be material to its financial position or results of operations. To date, the cost of the year 2000 project has been approximately $100,000 and the total cost of the project is anticipated to be approximately $175,000. These amounts do not include the cost of the enterprisewide business software implemented in fiscal 1997 or the cost of the Company's upgraded customer management system implemented in fiscal 1999.

European Monetary Union

     For a complete description of the issues faced by the Company in connection with the implementation of the Euro by the European Economic and Monetary Union and the status of the Company's efforts to address such issues, see the section entitled "European Monetary Union" in (a) Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and (b)
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 and March 31, 1999, which sections are hereby incorporated by reference in this Quarterly Report on Form 10-Q. Except as disclosed in this report, the discussion in the Company's previous Securities and Exchange Commission reports is complete and accurate in all material respects. As of the date of this Quarterly Report on Form 10-Q, the Company believes that its accounting and business systems are capable of adequately handling currency trading and non-cash (banking) transactions involving the Euro, and the Company has not experienced any material operational disruptions or incurred any significant costs in connection with the introduction of the Euro on January 1, 1999. However, there can be no assurance that the Company will not experience or incur any such material disruptions or costs in connection with future Euro implementation.

New Accounting Pronouncements

     In December 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The SOP will be effective for transactions entered into in fiscal year 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices.

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133. FASB Statement No. 137 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to defer for one year the effective date of FASB Statement No. 133. The statement will be effective for the Company in its fiscal year 2001. The ultimate implementation of FASB Statement No. 133 is not expected to have a significant impact on the Company's results of operations or financial condition.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     There was no material change in the Company's market risk during the third quarter of fiscal 1999.

                          Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K:


               10.1 1995 Stock Option Plan for Nonemployee Directors, as amended and restated.

               27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

               27.2 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

          (b)  Reports on Form 8-K:

               None.

Items 1, 2, 3, 4, and 5 of this Part II are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August  11, 1999                      VISIO CORPORATION


                                             By:  /s/ STEVE M. GORDON
                                                 ------------------------------------
                                             Steve M.Gordon
                                             Senior Vice President, Finance and Administration;
                                             Chief Financial Officer

                                             (Principal Financial and Accounting Officer and Duly
                                             Authorized Officer)

                               INDEX TO EXHIBITS


     Exhibit No.                                                Description
---------------------                                           -----------

        10.1                      1995 Stock Option Plan for Nonemployee Directors, as amended and restated.

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