Form 10-K405
period 1999-09-30
VISIO CORP
filed 1999-12-29
CIK 946665

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

   For the fiscal year ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 0-26772

                               ----------------

                               VISIO CORPORATION
            (Exact name of registrant as specified in its charter)

              Washington                             91-1448389
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

     2211 Elliott Avenue, Seattle,                   98121-1691
              Washington                             (Zip code)
    (Address of principal executive
               offices)

                                (206) 956-6000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on November 30, 1999 as reported on the Nasdaq National Market, was approximately $746,000,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of November 30, 1999, there were 30,488,040 shares of the registrant's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Visio, SmartShapes and AutoDiscovery are either registered trademarks or trademarks of Visio Corporation in the United States and/or other countries. All other trademarks, trade names or company names referenced in this annual report are used for identification only and are the property of their respective owners.

                               VISIO CORPORATION

                                   FORM 10-K

                 For the Fiscal Year Ended September 30, 1999*

                               Table of Contents

                                    PART I
 ITEM 1.  BUSINESS.......................................................     4
 ITEM 2.  PROPERTIES.....................................................    12
 ITEM 3.  LEGAL PROCEEDINGS..............................................    12
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    12
                                    PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS........................................................    12
 ITEM 6.  SELECTED FINANCIAL DATA........................................    13
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    13
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    33
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    34
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    57
                                   PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    57
 ITEM 11. EXECUTIVE COMPENSATION.........................................    59
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................    64
 ITEM 13. RELATED-PARTY TRANSACTIONS.....................................    65
                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.......................................................    66
 SIGNATURES...............................................................   69

--------
* Visio Corporation's fiscal year is the 52/53-week period that ends on the Friday nearest September 30. For convenience of presentation, all fiscal periods in this annual report are treated as ending on a calendar month end.

                                     PART I

Item 1. Business

Forward Looking Statements

   Some of our statements in this annual report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use such words as "expects," "believes" and "anticipates" to identify forward-looking statements, but the absence of such words does not mean that the statement is not forward-looking. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should not unduly rely on these forward-looking statements but should carefully consider other factors, including the risk factors we describe in "Certain Risk Factors That May Impact Future Results of Operations" beginning on page 26 of this annual report. You should also consider other risks we describe in other sections of this annual report and in other documents that we file with the Securities and Exchange Commission from time to time.

General

   Visio Corporation is a leading supplier of business drawing and diagramming software. Visio(R) software, introduced in 1992, enables business and technical users to create drawings and diagrams using a "drag and drop" approach. Customers use our software for creating drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs. Visio's flexible product architecture and powerful graphics engine allow organizations to standardize on a single, easy-to-use drawing technology that meets a broad range of business drawing and diagramming needs, and thereby realize savings on purchasing, training and support. Our mission is to become the single standard for creating, storing and exchanging drawings in business.

Pending Merger with Microsoft

   On September 14, 1999, we entered into an Agreement and Plan of Reorganization with Microsoft Corporation and MovieSub, Inc., a wholly owned subsidiary of Microsoft. Under the terms of the agreement, MovieSub, Inc. will merge with us, we will become a wholly owned subsidiary of Microsoft and each outstanding share of our common stock will be converted into the right to receive 0.45 of a share of Microsoft common stock. On December 13, 1999, our shareholders approved the proposed merger. The merger is subject to antitrust laws, including the reporting and waiting provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In late September, we and Microsoft made the required premerger notification filings with the Federal Trade Commission and the Antitrust Division of the Department of Justice. On October 29, 1999, the Antitrust Division requested additional information and documents from us and from Microsoft. The requests extended the waiting period under the Hart-Scott-Rodino Act for a period ending 20 days after both parties have filed a proper response. Both companies have filed responses to the requests and are awaiting further action, if any, from the Antitrust Division. Although we currently expect the merger to close in January 2000, the closing could be delayed due to further extension of the waiting period under the Hart-Scott-Rodino Act or other action by the Antitrust Division. Failure to complete the merger could have a material adverse effect on our financial condition and results of operations. For additional information about some of the potential adverse effects, please see "Certain Risk Factors That May Impact Future Results of Operations" beginning on page 26 of this annual report.

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

   Most existing drawing and diagramming software was introduced for narrowly defined drawing needs, for use by specialists or as a minor feature of general business software products. For example, single-purpose products were created for specific tasks such as flowcharting, organizational charting or network diagramming. Users were confronted with a variety of products, each with a different user interface, and the drawings and diagrams they produced were often difficult to integrate into word-processed documents, spreadsheets or presentation materials. Illustration, page layout and computer-aided design ("CAD") software has also been created for graphics artists, designers and drafters. These specialty products generally do not address the needs of nonspecialists who wish to create, share or modify drawings and diagrams. These products are also generally expensive, may require special system configurations, usually require a substantial investment of time to master and must be used regularly for the investment to be justified and the mastery maintained. Although the drawing capabilities of office suite products were developed for general business users, we believe that to date they have lacked the depth and breadth of functionality necessary to enable users to easily create a variety of business drawings and diagrams. The result has been a market highly focused on specific users and fragmented among many applications.

The Visio Solution

   To address the limitations of existing drawing and diagramming software, we introduced our first product, Visio (currently renamed Visio Standard), in November 1992. Currently, our core products, Visio Standard, Visio Technical, Visio Professional and Visio Enterprise, offer users solutions based on a single, easy-to-use technology for a wide variety of drawing and diagramming needs.

   Our products are based on a common graphics engine that drives parametrically defined SmartShapes(R) symbols, intelligent objects and connectors that maintain relationships within and between shapes as they are moved. Visio's SmartShapes objects, its stencil metaphor and its drag-and-drop features allow users with no prior graphics or CAD training to select shapes easily, combine them with text and manipulate them to create sophisticated drawings and diagrams.

   The Visio graphics engine employs Microsoft Windows and ActiveX technology to embed Visio drawings and diagrams into other documents, link documents and incorporate information from other sources into Visio drawings and diagrams. Visio utilizes an open architecture that is easily extensible and customizable in order to facilitate and encourage the development of specific solutions by both end users and third-party solution providers and to enable us to expand our products to address new markets.

   We believe that our software is expanding the market for drawing and diagramming software. Visio replaces hand-drawing and single-use products and moves drawing and diagramming out of the specialist art and drafting departments and onto the desktops of general users throughout business enterprises. Because of the single architecture of all Visio branded products, users can share files created with any of the products, and users trained in one product can easily move to another. Most importantly, Visio software enables organizations to realize purchasing, training and support savings by standardizing on a common technology that addresses a wide variety of drawing and diagramming needs.

Our Strategy

   Our mission is to become the single standard for creating, storing and exchanging drawings and diagrams in business. By becoming the standard, we believe we can introduce new users to electronic drawing and diagramming and thereby expand the market for our products. Our strategy to achieve this objective includes the following elements:

   Focus on Business Users. We have focused on personal computer-based drawing and diagramming for business enterprises such as large corporations, consulting firms and governmental entities. We target enterprises that create durable drawings, share those drawings in electronic form across organizational functions and departments and create custom solutions for specific drawing needs. We believe these enterprises are more likely to standardize on a single product and provide the best opportunity for us to embed our products broadly within an organization. We offer these entities a variety of volume licensing arrangements that encourage wide use of and standardization on our products.

   Maintain Leading Technology and Extend Product Line. Our strategy is to maintain and improve the flexibility and extensibility of the Visio graphics engine and increase the ease of use and functionality of our products. We will continue to expand our product lines to address market segments where the value of drawings is high. For example, in November 1998, we released Visio Enterprise, an integrated, multifunction software tool designed for information technology ("IT") and information systems ("IS") professionals who develop, manage and maintain enterprise information systems.

   Focus on Microsoft Windows. We develop products for the Microsoft Windows environment and have historically worked closely with Microsoft to more fully utilize the capabilities of Windows technology.

   Expand International Markets. We distribute the Visio product line in 12 languages and in more than 45 countries around the world. International revenues represented approximately 41% of our revenues in fiscal 1998 and 39% in fiscal 1999. We plan to continue to expand the number of our products distributed in international markets as well as our sales and marketing offices and distribution networks within those markets.

   Expand Use of Visio as a Development Platform. Taking advantage of the open architecture, powerful shape technology, and ease of customization of our products, we market to solution providers, system integrators, customer in-house developers, and other third-party software developers who can create custom content and applications for specific business use. In particular, we seek to develop business relationships with third parties who have expertise in specific industries and application markets and who can provide solutions and services that complement our products. We also seek to promote the use of our products in business-integrated solutions within specific customer accounts and within specific industries. To accomplish these goals, we have built a development platform infrastructure that includes a developer training program, developer support, a development web site (containing whitepapers, documentation, samples and a discussion forum), a development seminar series, a consulting partner network and consulting services, all of which offer knowledge and assistance for organizations and individuals who wish to develop business relationships with us and more effectively utilize our products.

Business Segments and Products

   We have three reportable business segments: Business Diagramming, Technical Drawing and IT Design and Documentation. We currently sell four core software products (Visio Standard, Visio Technical, Visio Professional and Visio Enterprise) within those business segments, together with add-on software products. For financial information relating to our business segments, please see Note 7 of our financial statements on page 50 of this annual report.

   Our core products offer solutions to a wide variety of drawing and diagramming needs based on a single, easy-to-use technology. We design our product features to be intuitive, enabling even occasional users to draw and diagram efficiently. Our products integrate well with other desktop applications and can be easily customized to meet individual needs.

   Many business drawings and diagrams are composed almost entirely of standard symbols. Accordingly, our products utilize a visual "stencil" metaphor. This metaphor is implemented through a stencil window that displays a collection of standard shapes, including connectors, on a visually distinctive background. The user incorporates these standard shapes into a drawing by dragging the shapes from the stencil window and dropping them into the drawing window. In addition, users can customize the behavior of shapes and create their own shapes. All Visio shapes can have associated text, which moves when the shape is moved. Our software allows users to associate nongraphical data with shapes, enabling users to easily generate nongraphical information, such as parts lists and bills of material, from Visio drawings and diagrams.

 Visio Standard

   Visio Standard, which was first shipped in November 1992, is the core product in the Business Diagramming segment. It enables general business personal computer users to create a wide variety of diagrams. Many of Visio Standard's features are designed to optimize its ease of use. Visio Standard also includes wizards for organization charts, timelines and page layouts that automatically generate diagrams based on the data the user provides and the user's formatting preferences. In addition to enabling users to easily create diagrams, Visio Standard also includes features to enhance the information content of diagrams. Visio Standard users can link diagrams to databases and associate nongraphical data with shapes within a diagram. Some of the diagrams that can be created with Visio Standard include:

       Flowcharts                       Organization charts
       Timelines                        Block diagrams
       Geographic maps                  Marketing charts

   We released our most current major version, Visio 2000 Standard Edition, in August 1999. Visio 2000 Standard Edition is the foundation of the Visio 2000 product family and has an estimated street price (the average purchase price paid by end users) of $199.

 Visio Technical

   Visio Technical is the core product in the Technical Drawing segment. It is designed for technical professionals such as engineers, architects and others who produce or work with technical diagrams and space plans. It offers all the features, content and capabilities of Visio Standard, plus shapes and capabilities necessary to create professional-quality technical drawings. Visio Technical enables users to efficiently create two-dimensional drawings and technical schematics without the long learning curve normally associated with CAD software. Visio Technical users can easily share technical drawings with other Windows applications and can create intelligent drawings by linking them to databases. Visio Technical includes more than 3,800 industry-specific SmartShapes objects. Some of the drawings that can be created with Visio Technical include:

       Space plans                      Facilities management drawings
       Electrical schematics            Construction drawings
       Mechanical engineering designs   Heating, ventilation and air
       Process plant designs         conditioning schematics

   We released our most current major version, Visio 2000 Technical Edition, in September 1999. Visio 2000 Technical Edition has an estimated street price of $399.

 Visio Professional

   Visio Professional is one of the two core products in the IT Design and Documentation segment. It is a complete diagramming tool for IS and IT professionals such as local area network managers, database analysts, software developers and web masters as well as business process professionals. Visio Professional incorporates all of Visio Standard's capabilities and content in addition to features specific to IS/IT and business process management professionals. Visio Professional customers typically rely on the product to document networks, diagram software architecture and map and design database structures, and use it as a tool for business process management initiatives. We released our most current major version, Visio 2000 Professional Edition, in November 1999. Visio 2000 Professional Edition has an estimated street price of $399.

 Visio Enterprise

   Visio Enterprise is the other core product in the IT Design and Documentation segment. Built on the foundation of Visio Professional, Visio Enterprise was initially released in November 1998. With respect to network design and documentation, Visio Enterprise facilitates physical, logical and wide-area network designs. The product's AutoDiscovery(TM) technology gathers information pertaining to network devices, switches, frame relay circuits and the logical connections between them, and its AutoLayout technology can automatically create diagrams based on such information. Visio Enterprise integrates this technology with the diagramming capabilities of Visio Professional and the 17,000-shape Visio Network Equipment library. In addition to its network design and documentation capabilities, Visio Enterprise provides tools that facilitate software engineering and database design. We released our most current major version, Visio 2000 Enterprise Edition, in December 1999. Visio 2000 Enterprise Edition has an estimated street price of $995.

 Other Products

   We also offer the following products:

  . Visio Network Equipment, an add-on solution to Visio Standard, Visio
    Technical and Visio Professional, for the design and documentation of local, wide-area and telecommunications networks,

  . Real-Time Statistics, an add-on solution to Visio Enterprise that captures and displays real-time data stored on network devices,

  . Visio Maps, a desktop mapping software product that allows users to create, share and distribute high-quality, data-rich maps quickly and easily,

  . Visio Frame Relay, an add-on solution to Visio Enterprise that identifies the frame relay endpoints on a network, and

  . Visio SmartShapes Solutions, a series of add-on stencil products.

   These products supplement our core products by extending the number and types of drawings available for job-specific drawing needs.

 IntelliCAD

   In March 1998, we released IntelliCAD, an Autodesk AutoCAD-compatible software product utilizing an engine that is distinct from the Visio engine and employing DWG as its native file format. IntelliCAD was part of our Technical Drawing segment. In July 1999, we granted a royalty-free, perpetual license of the IntelliCAD source code to The IntelliCAD Technology Consortium, a nonprofit corporation established for the purpose of licensing and coordinating broad future development of the IntelliCAD platform. Though we have incorporated portions of the IntelliCAD technology into Visio Technical, we do not currently intend to continue to offer IntelliCAD as a Visio product.

Sales, Marketing and Distribution

   Our marketing efforts were initially directed at creating a new product category, drawing and diagramming software for general business users. Those marketing efforts were directed at individual end users who purchased our products through standard retail software distribution channels. As the need for drawing and diagramming software for general business users has been recognized, we have refocused our marketing efforts on strengthening Visio brand name recognition to facilitate the introduction of additional Visio-branded products and on expanding our distribution channels. In addition, we are increasingly focusing our sales and marketing efforts on volume licensing arrangements with large accounts. As a result of this effort, volume licensing revenues as a percentage of total revenues have increased from 17% in fiscal 1997 to 24% in fiscal

1998 and to 37% in fiscal 1999. We expect continued investment in the volume licensing sales staff in fiscal 2000, and as a result, we expect this percentage to continue to increase.

   Notwithstanding our expectation that volume licensing will continue to increase as a percentage of revenues, at present most of our revenues are attributable to the packaged product distribution channel. In North America, our principal distributors are Ingram Micro, Inc. and Merisel, Inc. These distributors resell our products to retail software outlets and computer superstores, corporate resellers, value-added resellers and mail order and catalog resellers. We have entered into nonexclusive distribution agreements with both Ingram and Merisel. The agreement with Ingram may be terminated without cause by either party with 30 days' notice. The agreement with Merisel is automatically renewed on an annual basis and may be terminated without cause by either party with 60 days' notice.

   Outside of North America we also distribute our products primarily through distributors. This distribution is managed by our international headquarters in Dublin, Ireland, our Asia Pacific operations center in Singapore and our regional sales and marketing offices in Miami, Australia, England, France, Germany, Italy, Japan, Malaysia, the Netherlands, South Korea, Switzerland and Taiwan. Internationally, we have numerous nonexclusive distributors.

   In fiscal 1999, sales to Ingram and Merisel, our two largest distributors, accounted for 33% and 8%, respectively, of our revenues.

   We have established OEM arrangements with various hardware manufacturers, software vendors and book publishers. We also sell products directly to end users.

   We outsource most of our technical support and customer service. To the extent it remains economically advantageous to do so, we expect to continue to outsource most of these functions in the future.

Product Development

   We believe that our future success will depend in large part on our ability to enhance our current product line, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements and industry standards for drawing and diagramming software. Our product development group is actively engaged in identifying, defining and developing new products and product enhancements to meet customer needs. Our principal product development efforts focus on continued enhancements to the graphics engines for our products and development of new customer solutions and applications, including increased drawing complexity, increased number of objects, increased "smartness" of SmartShapes objects and improved database connectivity.

   Though our products have been developed primarily by our product development group, some technologies have been licensed from other sources. We intend to continue licensing technologies as we increase our product offerings. We intend to continue to make substantial investments in product development. Our product development expenses totaled $16.1 million (16% of revenues) in fiscal 1997, $27.3 million (16% of revenues) in fiscal 1998 and $34.8 million (17% of revenues) in fiscal 1999.

Competition

   The computer software drawing and diagramming markets are intensely competitive and subject to rapidly changing technology and evolving standards. We compete with a wide range of companies, from small niche companies to larger software companies with strong market position and technology. Our principal competitors are companies with leading products in the special purpose drawing and diagramming, illustration and CAD categories. Products competing with our products include, among others, those named below. Many of these competitors have significantly greater financial, technical, sales and marketing and other resources than we have. As business drawing and diagramming software markets develop, we believe that additional companies may enter these markets and thereby intensify competition.

Visio Business
Segment/Product     Competing Product                     Competitor
---------------     -----------------                     ----------
Business            Visual Thought                        Confluent, Inc.
Diagramming         Milestones, Etc.                      Kidasa Software, Inc.
 Visio Standard     Flowcharter; iGrafx                   Micrografx, Inc.
                    Flow Charting PDQ                     Patton & Patton Software Corporation
                    Org Plus                              International Microcomputer Software, Inc.
                    SmartDraw                             SmartDraw Software, Inc.
                    allCLEAR; EasyFlow; Clear Orgcharts   SPSS, Inc.
                    Inspiration 5                         Inspiration Software, Inc.
                    OrgPublisher                          Timevision
                    Actrix Business                       Autodesk, Inc.
Technical Drawing   AutoCAD; AutoCAD LT; Actrix Technical Autodesk, Inc.
 Visio Technical    Smartsketch                           Intergraph Corporation
                    TurboCAD                              International Microcomputer Software, Inc.
                    MicroStation                          Bentley Systems, Inc.
                    MiniCAD                               Diehl Graphsoft
                    DesignCAD                             Viagrafx
IT Design and       netViz                                NetViz Corporation
Documentation       ClickNet Professional                 ClickNet Software Corporation
 Visio Professional Network Charter Pro                   Micrografx, Inc.
 Visio Enterprise   NetFormx                              NetFormx Corporation
                    NetSuite Professional Series          NetSuite Development Corp.
                    EasyER/ VisibleAnalyst                Visible Systems Corporation
                    ER/Studio                             Embarcadero Technologies Inc.
                    Erwin                                 Computer Associates International, Inc.
                    PowerDesigner                         Sybase, Inc.
                    Rational Rose                         Rational Software Corporation

   In addition, Microsoft Office, SmartSuite by Lotus Development Corp. and WordPerfect Suite by Corel Corporation provide some limited drawing capabilities. If any of these producers of office suites aggressively pursues the business drawing and diagramming markets and commits further resources to development in this area, our results of operations could be materially adversely affected.

   The principal competitive factors affecting the computer software drawing and diagramming markets include

  .product functionality, ease of use, performance and reliability,

  .customer service and support,

  .product availability,

  .vendor credibility,

  .brand awareness,

  .ability to keep pace with technological change, and

  .price.

   Although we believe that our products currently compete favorably with respect to these factors, we may be unable to maintain our competitive position in the face of increasing competition from new products and enhancements introduced by existing competitors and new companies entering this market. The markets for our products are characterized by significant price competition, and we expect to face increasing pricing pressures. We may be unable to compete successfully against current and future competitors, and the competitive pressures we face may materially adversely affect our business, financial condition and results of operations.

Proprietary Rights

   We regard our software as proprietary and rely primarily on a combination of copyright, trademark and patent laws, trade secret protection, confidentiality procedures and contractual provisions, including nondisclosure agreements with employees and others, to protect our proprietary rights. We currently have four U.S. patents, one foreign patent and various U.S. and foreign patent applications pending. However, existing patent, copyright and trade secret laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, copyright and trade secret protection have less effect on our business and results of operations than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and the timeliness and quality of support services.

   We provide our products to business enterprises under nonexclusive licenses that are generally nontransferable. We also provide our products to individual end users, in which case we rely on "shrink wrap" licenses that are not signed by the end user and therefore may not be enforceable in some jurisdictions. Our products do not contain copy protection. Policing unauthorized use of software is difficult, and while we are unable to determine the extent of piracy of our software, we expect software piracy to continue to be a persistent problem in the computer software industry.

   We license some software programs from independent developers and incorporate them into our products. Some of these licenses require payment of royalties based on the number of products sold.

   No material claims have been made against us for infringement of proprietary rights of others, but others may assert infringement claims in the future. We believe that, as the number of software products in the industry increases and the functionality of these products further overlaps, software programs will increasingly become subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid.

Production

   Production of our software products primarily involves duplication of various media and the printing of user manuals and packaging materials. Media for our products include CD-ROMs and 3.5-inch diskettes and are available from multiple sources. We outsource the production of our products. To date, we have not experienced any material difficulties or delays in production of our software products or documentation. To the extent it remains economically advantageous to do so, we intend to continue outsourcing production in the future.

Employees

   As of September 30, 1999, we employed 666 persons, including 285 in sales and marketing, 233 in product development and 148 in finance, administration and operations, including customer service and technical support. We believe that our future success will depend in part on our ability to continue to attract and retain skilled product development, technical support, sales, marketing and management personnel. Competition for such personnel in the computer software industry is intense. We believe our relations with our employees are good.

Item 2. Properties

   Our headquarters are located in Seattle, Washington, where we currently lease approximately 155,000 square feet in one building for administrative, sales and marketing, customer service and product development activities. We also lease an aggregate of approximately 13,000 square feet of office space in Chicago, Illinois and Beaverton, Oregon; approximately 28,000 square feet of office space in Dublin, Ireland and an aggregate of approximately 35,000 square feet of office space in our other offices worldwide. Beginning in 2000, we will expand our Seattle operations to another 29,000 square feet in our current building and will add another 133,000 square feet in a second facility between July 2000 and December 2001. We believe that these facilities are adequate to meet our needs for the foreseeable future. We believe that we can acquire additional space, if needed, on acceptable terms.

Item 3. Legal Proceedings

   We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended September 30, 1999.
                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

                                     Fiscal Quarter Ended              Fiscal Year Ended
                         --------------------------------------------- -----------------
                         December 31, March 31, June 30, September 30,   September 30,
                             1998       1999      1999       1999            1999
                         ------------ --------- -------- ------------- -----------------
Fiscal Year 1999
Common stock prices
  High..................    $38.50     $43.50    $38.06     $42.25          $43.50
  Low...................    $14.00     $22.00    $21.88     $24.00          $14.00
                                     Fiscal Quarter Ended              Fiscal Year Ended
                         --------------------------------------------- -----------------
                         December 31, March 31, June 30, September 30,  September  30,
                             1997       1998      1998       1998            1998
                         ------------ --------- -------- ------------- -----------------
Fiscal Year 1998
Common stock prices
  High..................    $42.63     $48.13    $50.88     $50.75          $50.88
  Low...................    $26.50     $32.38    $39.88     $19.00          $19.00

   Our common stock has been traded on the Nasdaq National Market under the symbol VSIO since our initial public offering in November 1995. The high and low common stock prices noted above are as reported on the Nasdaq National Market. On November 30, 1999, there were 221 holders of record of our common stock. We have not paid cash dividends on our common stock. Under the terms of the merger agreement with Microsoft, we are prohibited from declaring or paying any dividends or making any other distributions with respect to our capital stock.

Item 6. Selected Financial Data

   The following table provides selected financial data and other operating information. The selected financial data in the table are derived from our financial statements. The data should be read in conjunction with the financial statements, related notes and other financial information included in this annual report.

                                         Fiscal Year Ended September 30,
                                    -------------------------------------------
                                     1995     1996     1997     1998     1999
                                    -------  ------- -------- -------- --------
                                      (in thousands, except per share data)
Revenues........................... $34,224  $59,862 $100,775 $165,995 $200,012
Operating income................... $ 2,932  $13,570 $ 14,836 $ 32,786 $ 47,922
Net income......................... $ 2,185  $10,496 $ 13,700 $ 28,108 $ 38,720
Basic earnings per share........... $  0.23  $  0.41 $   0.49 $   0.96 $   1.28
Diluted earnings per share......... $  0.10  $  0.36 $   0.44 $   0.89 $   1.23
Cash and short-term investments.... $ 7,424  $62,058 $ 81,212 $109,018 $122,888
Total assets....................... $19,770  $73,207 $112,701 $159,377 $204,128
Debt............................... $   453  $   158 $    387 $    --  $    --
Shareholders' equity (deficit)..... $  (521) $55,359 $ 78,768 $127,207 $160,623

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Visio Corporation commenced operations in September 1990, developing drawing and diagramming software for the general business personal computer user. All of our products have been developed for the Microsoft Windows operating systems and are marketed under the Visio brand. Our primary products are Visio Standard, Visio Technical, Visio Professional and Visio Enterprise.

Results of Operations

   On September 14, 1999, we entered into an Agreement and Plan of Reorganization with Microsoft Corporation and MovieSub, Inc., a wholly owned subsidiary of Microsoft. Under the terms of the agreement, MovieSub, Inc. will merge with us, we will become a wholly owned subsidiary of Microsoft, and each outstanding share of our common stock will be converted into the right to receive 0.45 of a share of Microsoft common stock. On December 13, 1999, our shareholders approved the proposed merger. The merger is subject to antitrust laws, including the reporting and waiting provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In late September, we and Microsoft made the required premerger notification filings with the Federal Trade Commission and the Antitrust Division of the Department of Justice. On October 29, 1999, the Antitrust Division requested additional information and documents from us and from Microsoft. The requests extended the waiting period under the Hart-Scott-Rodino Act for a period ending 20 days after both parties have filed a proper response. Both companies have filed responses to the requests and are awaiting further action, if any, from the Antitrust Division. Although we currently expect the merger to close in January 2000, the closing could be delayed due to further extension of the waiting period under the Hart-Scott-Rodino Act or other action by the Antitrust Division. Failure to complete the merger could have a material adverse effect on our financial condition and results of operations. For additional information about some of the potential adverse effects, please see "Certain Risk Factors That May Impact Future Results of Operations" beginning on page 26 of this annual report.

   In March 1998, we released IntelliCAD, an Autodesk AutoCAD-compatible software product utilizing an engine that is distinct from the Visio engine and employing DWG as its native file format. In July 1999, we granted a royalty-free, perpetual license for the IntelliCAD source code to The IntelliCAD Technology Consortium, a nonprofit corporation established for the purpose of licensing and coordinating broad future development of the IntelliCAD platform. Though we have incorporated portions of the IntelliCAD technology into Visio Technical, we do not currently intend to offer IntelliCAD as a Visio product.

Revenues

   In fiscal 1999, we adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-4 and SOP 98-9. SOP 97-2 supersedes SOP 91-1, the former literature on software revenue recognition. The adoption of this statement did not have a material impact on our financial position or results of operations.

   Revenues include fees from the license of software products and maintenance and support contracts, net of reserves for estimated future returns and net of deferrals for revenues attributable to free upgrade rights. License revenues are derived from packaged software products, volume licenses and certain OEM arrangements. Maintenance and support contracts are deferred and recognized in accordance with SOP 97-2. We periodically upgrade our products. Revenues from upgrades are cyclical and are typically highest in the periods of and immediately following an upgrade. We released significant upgrades to Visio Standard in August 1999, to Visio Technical in September 1999, to Visio Professional in November 1999 and to Visio Enterprise in December 1999. Included in upgrade revenues are revenues from "cross-grades" whereby customers purchase upgrades to move from one of our products to another. Our average selling price per unit is typically higher on sales of new units of packaged products than sales of upgrades, volume licenses or OEM arrangements. Of our primary products, Visio Professional, Visio Technical and Visio Enterprise have higher average selling prices than does Visio Standard. The average selling price of IntelliCAD was also higher than that of Visio Standard. Volume discounts are generally granted on products sold through the Volume Licensing channel.

   In March 1999, we increased the prices of all of our primary products sold through the Packaged Product and Direct channels in all regions except Japan. In April 1999, we increased the prices of our Visio Technical and Visio Professional products sold through the Packaged Product and Direct channels in Japan, the largest source of revenues in the Rest of World region. Since March 1999, we have been phasing in price increases on volume licenses as they come up for renewal.

   We believe that revenue growth in fiscal 1999 was negatively impacted by customers deferring product purchases in both the Volume Licensing and Packaged Product channels in anticipation of our pending merger with Microsoft which was announced on September 15, 1999. We believe that many customers who also have licensing agreements with Microsoft chose to delay purchases of Visio products due to the announcement of the acquisition. To a lesser extent, results were impacted by customers deferring purchases of information technology products ahead of the upgrade of Visio Professional and Visio Enterprise, which were released in the first quarter of fiscal 2000.

Business Segments

   Set forth in the following table are revenues by business segment with the corresponding percentage of total revenues and the year-to-year percentage growth for the fiscal periods indicated:

                                       Fiscal Year Ended September 30,
                         ------------------------------------------------------------
                                    %               %     %                %     %
                           1997   Total   1998    Total Growth   1999    Total Growth
                         -------- ----- --------- ----- ------ --------- ----- ------
                                                (in thousands)
Revenues:
  Business Diagramming.. $ 45,757   45% $  47,524   29%    4%  $  55,284   27%   16%
  Technical Drawing.....   29,916   30     38,108   23    27      37,218   19    (2)
  IT Design and
   Documentation........   25,102   25     80,363   48   220     107,510   54    34
                         --------  ---  ---------  ---   ---   ---------  ---   ---
    Total revenues...... $100,775  100% $ 165,995  100%   65%  $ 200,012  100%   20%
                         ========  ===  =========  ===   ===   =========  ===   ===

   We have three reportable business segments: Business Diagramming, Technical Drawing and IT Design and Documentation. The core product of the Business Diagramming segment is Visio Standard. The core products of the Technical Drawing segment are Visio Technical and IntelliCAD. Visio Professional and Visio Enterprise are the core products of the IT Design and Documentation segment, which also includes Visio Network Equipment. See Note 7 of our financial statements on page 50 of this annual report.

   The increase in Business Diagramming revenues in fiscal 1998 compared to fiscal 1997 was attributable to an increase in upgrade revenues due to the version 5.0 upgrade released in August 1997. Revenues from new licenses were flat in fiscal 1998 compared to fiscal 1997. The increase in Business Diagramming revenues in fiscal 1999 compared to fiscal 1998 was primarily attributable to an increase in revenues from the sale of volume license agreements and an increase in upgrade revenues due to the Visio 2000 Standard Edition, released in August 1999. A price increase implemented in March 1999 also contributed to the growth in revenues in fiscal 1999. This increase was partially offset by a decrease in unit volumes of packaged products. The overall average selling prices of products in the Business Diagramming segment decreased in fiscal 1999 compared to fiscal 1998 as a result of more units being sold at a discount under volume license agreements. Revenue growth in fiscal 1999 was also positively impacted by the license of technology to Microsoft for $1.5 million. In addition, we believe that in fiscal 1998 and 1999, growth in the Business Diagramming segment was negatively impacted by Visio Professional to the extent that customers such as IT professionals who may otherwise have purchased Visio Standard chose Visio Professional instead for its added features and content.

   The increase in Technical Drawing revenues in fiscal 1998 compared to fiscal 1997 was attributable to an increase in new license volume, upgrade volume and the release of IntelliCAD in March 1998. Average selling prices for the Technical Drawing segment in fiscal 1998 increased slightly from fiscal 1997 due to a higher percentage of revenues attributable to new licenses rather than upgrades. This increase in average selling prices in fiscal 1998 was offset by a higher percentage of revenues sold through the Volume Licensing channel. The decrease in Technical Drawing revenues in fiscal 1999 compared to fiscal 1998 was primarily due to declines in unit volumes of the IntelliCAD product and a decrease in unit volumes of packaged products. Revenues from maintenance contracts were flat in fiscal 1999 compared to fiscal 1998. Overall average selling prices of products in the Technical Drawing segment increased due to a price increase implemented in March 1999. In addition, maintenance revenues remained flat while at the same time the unit volumes of new licenses sold in fiscal 1999 compared to fiscal 1998 decreased. We believe that in fiscal 1998 and 1999 revenue growth in the Technical Drawing segment was negatively impacted by Visio Professional. Prior to the release of Visio Professional, Visio Technical was marketed to IT professionals as a solution for network diagramming.

   Visio Professional, our first significant product in the IT Design and Documentation segment, significantly impacted the revenue mix between product groups. Since Visio Professional was introduced in the second quarter of fiscal 1997, sales of that product have grown as the product has been accepted as a viable solution for IT professionals in the design and documentation of their networks, databases, software applications and web sites. Also contributing to the growth of Visio Professional has been the growth of the IT design and documentation market as a whole. The increase in IT Design and Documentation revenues during fiscal 1999 compared to fiscal 1998 was attributable to increased Visio Professional revenues from the sale of volume license agreements and from the sale of packaged products. Visio Enterprise, introduced in November 1998, also contributed significantly to revenue growth in the IT Design and Documentation segment. Average selling prices of Visio Professional decreased in fiscal 1999 compared to fiscal 1998 as a result of more units being sold at a discount under volume license agreements. This decrease in average selling prices of Visio Professional was partially offset by the price increase implemented in March 1999. As noted above, we believe that revenues in the IT Design and Documentation segment were negatively impacted in the fourth quarter of fiscal 1999 by customers deferring purchases of information technology products until after the release of Visio 2000 Professional Edition and Visio 2000 Enterprise Edition, which occurred in the first quarter of fiscal 2000.

Sales Channels

   Set forth in the following table are revenues by sales channel with the corresponding percentage of total revenues and the year-to-year percentage growth for the fiscal periods indicated:

                                  Fiscal Year Ended September 30,
                     ----------------------------------------------------------
                                %              %     %               %     %
                       1997   Total   1998   Total Growth   1999   Total Growth
                     -------- ----- -------- ----- ------ -------- ----- ------
                                           (in thousands)
Revenues:
  Packaged Product.. $ 76,022   75% $115,253   69%   52%  $116,076   58%    1%
  Direct............    6,819    7    10,966    7    61      7,701    4   (30)
  Volume Licensing..   17,046   17    39,343   24   131     74,617   37    90
  OEM...............      888    1       433   --   (51)     1,618    1   274
                     --------  ---  --------  ---   ---   --------  ---   ---
    Total revenues.. $100,775  100% $165,995  100%   65%  $200,012  100%   20%
                     ========  ===  ========  ===   ===   ========  ===   ===

   We classify our revenues into four sales channels: "Packaged Product," "Direct," "Volume Licensing," and "OEM." Packaged Product revenues represent sales of packaged products through national distributors and corporate, value added, retail and mail order resellers. Direct revenues generally represent our sales of packaged products directly to end users responding to advertising or marketing promotions. Volume Licensing revenues are derived from volume licenses which are generally administered through corporate resellers after our sales staff has negotiated the sale. The sales cycle for a volume license can extend up to 24 months on significant volume licenses as organizations can require extensive time to evaluate and consider a large-scale implementation. Volume Licensing revenues usually do not include any significant amount of packaged goods, but do include maintenance and support revenues which are priced separately and recognized in accordance with SOP 97-2. OEM revenues include licenses of Visio products to hardware and software manufacturers for bundling arrangements. OEM revenues include packaged product sales, as well as royalty payments with no associated product costs.

   Growth during fiscal 1998 compared to fiscal 1997 in both the Packaged Product and Direct channels was primarily driven by the growth of the IT Design and Documentation product group revenues as well as revenues from the version
5.0 upgrade in August 1997. Revenues in the Packaged Product channel were flat and revenues in the Direct channel decreased significantly in fiscal 1999 compared to fiscal 1998. We believe both the Packaged Product and Direct channels were negatively impacted due to an industry wide shift of corporate software customers buying through the Volume Licensing channel rather than through the Packaged Product or Direct channels. In addition, the Direct channel was weaker in fiscal 1999 compared to fiscal 1998 due to the timing of the product upgrade cycle. We released our most recent upgrades for Visio Standard and Visio Technical late in the fourth quarter of fiscal 1999 and as such, these upgrades had very little impact on Direct channel revenues in fiscal 1999 compared to fiscal 1998.

   In fiscal 1998 we began making significant investments in our corporate sales force and Volume Licensing programs. This drove the significant growth in the Volume Licensing channel during fiscal 1998 compared to fiscal 1997. In fiscal 1999, we continued to invest in our corporate sales force and Volume Licensing programs as we increased our corporate sales staff from 70 at September 30, 1998 to 106 at September 30, 1999. We expect to hire additional corporate sales staff in fiscal 2000 and therefore expect revenues from Volume Licensing to increase as a percentage of total revenues.

   OEM revenues in fiscal 1999 increased compared to fiscal 1998 primarily due to an OEM agreement with Microsoft in the Business Diagramming segment.

Geographies

   Set forth in the following table are revenues by geography with the corresponding percentage of total revenues and the year-to-year percentage growth for the fiscal periods indicated:

                                  Fiscal Year Ended September 30,
                     ----------------------------------------------------------
                                %              %     %               %     %
                       1997   Total   1998   Total Growth   1999   Total Growth
                     -------- ----- -------- ----- ------ -------- ----- ------
                                           (in thousands)
Revenues:
  North America..... $ 65,238   65% $ 98,735   59%   51%  $121,796   61%   23%
  Europe............   22,199   22    41,210   25    86     51,648   26    25
  Rest of World.....   13,338   13    26,050   16    95     26,568   13     2
                     --------  ---  --------  ---   ---   --------  ---   ---
    Total revenues.. $100,775  100% $165,995  100%   65%  $200,012  100%   20%
                     ========  ===  ========  ===   ===   ========  ===   ===

   The increase in revenues in all regions in fiscal 1998 compared to fiscal 1997 was primarily attributable to the growth of the IT Design and Documentation segment, the upgrade to version 5.0 and the increase in Volume Licensing. In addition, continued investment in international markets, including localized products, sales offices and staffing, also contributed to the growth of international revenues.

   The increase in revenues in North America and Europe in fiscal 1999 compared to fiscal 1998 was primarily due to the contribution of the Visio Enterprise product that was released in November 1998, an increase in revenues from the sale of volume license agreements and our price increase in March 1999. In addition, the release of significant upgrades for Visio Standard in August 1999 and for Visio Technical in September 1999, also contributed to the revenue increase in North America. The increase in revenues in North America and Europe in fiscal 1999 compared to fiscal 1998 was partially offset by decreased revenues from the IntelliCAD product. Revenues in the Rest of World region increased slightly in fiscal 1999 compared to fiscal 1998 due to growth in the IT Design and Documentation products. This growth was partially offset by decreased revenues from the Technical Drawing segment. We believe the percentage of revenues from international regions will increase as new versions of our products are released internationally.

   The growth in Rest of World in fiscal 1998 and fiscal 1999 was partially offset by general weakened economic conditions and foreign currency devaluations in Japan and Southeast Asia. These economic and currency conditions may continue to negatively impact revenues and operating results in the Rest of World region in upcoming periods.

   Our operating results are affected by foreign exchange rates. Approximately 19%, 30% and 31% of our revenues were collected in foreign currencies during fiscal 1997, 1998 and 1999, respectively. The impact on operating income due to exchange rate fluctuation is partially mitigated as most of our international production costs and operating expenses are incurred in foreign currencies as well. Therefore, the net impact of exchange rate fluctuations on income from operations is less than the impact on revenues.

Cost of Revenues

                                          Fiscal Year Ended September 30,
                                       ----------------------------------------
                                        1997     1998    Change  1999    Change
                                       -------  -------  ------ -------  ------
                                                  (in thousands)
Cost of revenues...................... $10,682  $15,132    42%  $17,795    18%
Percentage of revenues................      11%       9%              9%

   Cost of revenues includes both product and period costs. These costs vary by channel and business segment. Product costs consist primarily of documentation, packaging, media duplication, assembly and material management costs. Period costs consist primarily of royalties, technical support costs, capitalized technology amortization, inventory valuation adjustments and costs related to our manufacturing personnel.

   Most of our product costs are associated with the Packaged Product and Direct channels, the majority of which are derived from sales of packaged products. Revenues from the Volume Licensing channel have the lowest product cost because they generally do not include any substantial amount of packaged goods. In addition, period costs are higher as a percentage of revenues for the Technical Drawing segment than for the other two business segments due to support costs for the IntelliCAD product and capitalized technology amortization.

   The decrease in cost of revenues as a percentage of revenues in fiscal 1998 compared to fiscal 1997 primarily resulted from increased use of lower cost CD-ROM media and other raw material cost reductions, an increase in the percentage of revenues from the Technical Drawing and IT Design and Documentation segments, which generally have lower standard product costs as a percentage of revenues than the Business Diagramming products, and increased Volume Licensing revenues, which have little or no standard product costs. These decreases were partially offset by increased royalty costs for licensed technology, including Visual Basic for Applications from Microsoft, and increased amortization costs of capitalized technologies.

   Cost of revenues as a percentage of revenues in fiscal 1999 remained flat compared to fiscal 1998. Nonetheless, the mix of significant components within cost of revenues has changed. The increase in Volume Licensing revenues as a percentage of total revenues in fiscal 1999 compared to fiscal 1998 has caused product costs as a percentage of revenues to decrease significantly. In addition, we successfully renegotiated our most significant royalty agreement in fiscal 1999 thereby lowering our overall royalty costs in fiscal 1999 compared to fiscal 1998. The decrease in product and royalty costs was offset by increased technical support costs for supporting the IntelliCAD and Visio Enterprise products, an increase in the amortization of capitalized technologies, an increase in inventory reserves and an increase in our manufacturing personnel. We expect cost of revenues to decrease as a percentage of revenues over time as revenues from the Volume Licensing channel grow.

Research and Development

                                           Fiscal Year Ended September 30,
                                        ----------------------------------------
                                         1997     1998    Change  1999    Change
                                        -------  -------  ------ -------  ------
                                                   (in thousands)
Research and development............... $16,073  $27,257    70%  $34,777    28%
Percentage of revenues.................      16%      16%             17%

   Research and development expenses consist primarily of personnel, contract services, occupancy and equipment costs required to conduct our product development efforts. Product development includes product engineering, documentation development, localization, usability testing, quality assurance and advanced research and development costs. Product localization costs and lump sum payments for technology are capitalized and amortized to development generally over the lesser of the useful life of the technology or 18 months. Research and development expenses are charged to operations as incurred. Research and development expenses as a percentage of relative business segment revenues are higher in the Technical Drawing segment than the other two business segments due to the relatively higher development costs of the IntelliCAD product. We have not capitalized certain software development costs subsequent to the establishment of technological feasibility, as these costs have not been material.

   Research and development expenses for each of fiscal 1998 and 1999 increased in all three business segments primarily due to planned hiring in our development organization and staffing additions associated with the acquisition of certain technology and assets from third parties. See "Acquired Technology and Merger Expenses" on page 19 of this annual report. We believe we must continue to increase research and development spending on an absolute basis during fiscal 2000 and beyond to expand our product lines and introduce new language versions of our products to international markets.

Sales and Marketing

                                          Fiscal Year Ended September 30,
                                       ----------------------------------------
                                        1997     1998    Change  1999    Change
                                       -------  -------  ------ -------  ------
                                                  (in thousands)
Sales and marketing................... $40,576  $68,596    69%  $82,523    20%
Percentage of revenues................      40%      41%             41%

   Sales and marketing expenses have increased each fiscal year as we continue building our worldwide sales, marketing and customer service infrastructure. Sales and marketing expenses as a percentage of relative business segment revenues are higher in the Technical Drawing segment than the other two business segments due to relatively higher product marketing costs for the IntelliCAD product. The increase in sales and marketing expenses for each of fiscal 1998 and 1999 was primarily due to expansion in international markets, increased product marketing costs to introduce and support new products and product upgrades and investment in the corporate sales force and the Volume Licensing programs. This increase was partially offset in fiscal 1999 by certain efficiencies gained as a result of the merger with Kaspia in July 1998. We believe substantial spending on marketing awareness and corporate sales staffing is essential to achieve revenue growth and to maintain and enhance our competitive position. Accordingly, we expect sales and marketing expenses will continue to increase in absolute terms over time.

General and Administrative

                                           Fiscal Year Ended September 30,
                                         ---------------------------------------
                                          1997    1998    Change  1999    Change
                                         ------  -------  ------ -------  ------
                                                    (in thousands)
General and administrative.............. $8,353  $12,973    55%  $15,500    19%
Percentage of revenues..................      8%       8%              8%

   General and administrative expenses increased in each of fiscal 1998 and 1999 in absolute terms primarily due to increased staffing and costs required to support our growth. This increase was partially offset in fiscal 1999 by certain efficiencies gained as a result of the merger with Kaspia in July 1998. We expect general and administrative expenses to increase in absolute terms in future periods as we continue to develop a sufficient infrastructure to support our revenue growth. We expect that general and administrative expenses as a percentage of revenues will decline over time.

Acquired Technology and Merger Expenses

   For all acquisitions accounted for under the purchase method, assets are recorded at fair market value. The allocation of the purchase price to acquired technology or capitalized technology is based on known valuation techniques in the software industry. For some transactions, we obtain an independent appraisal of the technology. Amounts allocated to acquired technology relate to in-process research and development that were immediately expensed in the period of acquisition because technological feasibility was not established and no alternative commercial use was identified. Amounts allocated to capitalized technology relate to technology that had achieved technological feasibility at the time of acquisition. Capitalized technology is amortized on a straight-line basis over the estimated useful life of the technology.

   Boomerang Technology Acquisition. On February 21, 1997, we acquired certain technology and assets of Boomerang Technology Inc., a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, California. Under the terms of the agreement, we acquired source code and certain other assets for a cash payment of $6.7 million. This transaction was accounted for using the purchase method and resulted in a charge to acquired technology and merger expenses of $6.7 million for in-process research and development in fiscal 1997.

   SysDraw Software Company Acquisition. On May 1, 1997, we acquired certain assets of Freedom Solutions Group, Inc., d.b.a. SysDraw Software Company, a privately held network design and documentation solutions provider, located in Lombard, Illinois. Under the terms of the agreement, the acquisition price included $5.8 million in cash plus the issuance of a $1.0 million note payable, the principal and interest of which we paid in August 1998. In addition, pursuant to the agreement, in August 1999 we paid $1.5 million of additional consideration as certain revenue performance goals of the acquired product were met within three years of the acquisition date. The transaction was accounted for using the purchase method and resulted in capitalized technology of $3.1 million, other assets of $100,000 and a charge to acquired technology and merger expenses of $3.6 million for in-process research and development in fiscal 1997. The capitalized technology is being amortized on a straight-line basis over five years in the IT Design and Documentation segment. The additional consideration of $1.5 million paid in August 1999 was recorded as capitalized technology and is being amortized over the remaining life of the technology.

   Merger with MarComp. On January 22, 1998, we merged with MarComp, a privately held provider of programming toolkits for access to Autodesk's AutoCAD .dwg and .dxf file formats, located in Parkton, Maryland. Under the terms of the merger agreement, we exchanged 50,014 shares of our unregistered common stock for all of the outstanding shares of MarComp. The transaction was accounted for as a pooling of interests and, due to the immateriality of the amounts involved, prior period financial statements have not been restated. The transaction resulted in an increase in equity of $109,000 primarily due to the acquisition of cash and accounts receivable from MarComp and resulted in approximately $100,000 in merger related costs in fiscal 1998.

   InfoModelers Technology Acquisition. On February 10, 1998, we acquired certain technology and assets of InfoModelers, Inc., a privately held supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. Under the terms of the agreement, we issued 200,000 shares of our unregistered common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was accounted for using the purchase method and was valued at approximately $8.0 million for InfoModeler shareholders. This transaction resulted in a total charge to acquired technology and merger expenses of $7.0 million for in-process research and development in fiscal 1998. In addition, we recorded approximately $1.0 million in other assets.

   Decision Graphics Technology Acquisition. On May 5, 1998, we acquired certain technology from Decision Graphics U.K. Ltd., a privately held provider of computer-aided facilities management software, located in the U.K., for $729,000. The transaction was accounted for using the purchase method and resulted in a total charge to acquired technology and merger expenses of $729,000 for in-process research and development in fiscal 1998.

   Ketiv Technology Acquisition. On June 2, 1998, we acquired certain CAD technology, software products and other assets from Ketiv Technologies, Incorporated, a privately held provider of architecture, engineering and construction software located in Portland, Oregon, for approximately
$2.7 million. The transaction was accounted for using the purchase method and resulted in capitalized technology of $2.5 million and a total charge to acquired technology and merger expenses of $247,000 for in-process research and development in fiscal 1998. The capitalized technology is being amortized on a straight-line basis over five years in the Technical Drawing business segment.

   Merger with Kaspia. On July 10, 1998, we merged with Kaspia, a privately held developer of fully automated enterprise-network audit functionality, including discovery, monitoring and reporting software, located in Beaverton, Oregon. Under the terms of the merger agreement, we acquired all of Kaspia's outstanding stock for 482,994 shares of our common stock, valued at approximately $23.3 million for Kaspia shareholders. This transaction was accounted for as a pooling of interests. Accordingly, our financial statements include the combined results of operations for Visio and Kaspia, and all prior financial statements have been restated. The transaction resulted in approximately $1.2 million in merger related costs in fiscal 1998.

   Pending Merger with Microsoft. On September 14, 1999, we entered into an Agreement and Plan of Reorganization with Microsoft Corporation. For information regarding potential adverse effects in connection with that agreement, please see "Certain Risk Factors That May Impact Future Results of Operations" beginning on page 26 of this annual report. Through September 30, 1999 Visio incurred $1.5 million in merger related costs. We expect to incur at least an additional $2 million in fiscal 2000 for legal and accounting fees related to the proposed merger.

Interest and Other Income, Net

   Interest income was $3.3 million for fiscal 1997, $4.4 million for fiscal 1998 and $4.3 million for fiscal 1999. The increase in fiscal 1998 compared to fiscal 1997 was primarily due to larger cash and short-term investment balances in fiscal 1998. Interest income in fiscal 1999 compared to fiscal 1998 was negatively impacted by lower interest rates. The negative impact was partially mitigated by an increase in invested cash and short-term investments. Other income includes grant income from the Industrial Development Agency of Ireland and gains and losses from unhedged foreign currency transactions. We conduct business in various foreign currencies and are therefore subject to transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. We hedge certain foreign exchange transaction exposures through the use of forward exchange contracts. To the extent we have assets and liabilities denominated in foreign currencies that are not hedged, we are subject to foreign currency gains and losses. At September 30, 1998 and 1999, approximately $7.9 million and $8.6 million, respectively, of forward exchange contracts were outstanding with maturities not exceeding 90 days. At September 30, 1998 we had a net asset forward exchange contract position of approximately $222,000. At September 30, 1999 we had a net liability forward exchange contract position of approximately $539,000. There have been no significant foreign currency transaction gains or losses to date with respect to these activities; however, there can be no assurance that our strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. We do not hedge our translation risk.

Provision for Income Taxes

   Our effective income tax rate was 25% for fiscal 1997, 25% for fiscal 1998 and 26% for fiscal 1999. The statutory tax rate in the U.S. was 34% for fiscal 1997 and 35% for fiscal 1998 and 1999. Our effective tax rate was lower than the statutory rates for the respective years due to income taxed in foreign jurisdictions at rates lower than in the U.S. Although the effective tax rate remained flat during fiscal 1998 as compared to fiscal 1997, the mix of significant components within income taxes changed. In fiscal 1998, income taxes decreased due to 1) an increase in the percentage of income taxed in foreign jurisdictions at rates lower than in the U.S., 2) an increase in tax-exempt interest income, 3) an increase in research and development credits and
4) tax benefits from the utilization of net operating loss carryforwards obtained in the acquisition of certain technology and assets from InfoModelers and the merger with Kaspia in fiscal 1998. Offsetting this decrease in income taxes was the tax effect of non-deductible acquired technology and merger expenses incurred in fiscal 1998. The effective tax rate in fiscal 1999 increased compared to fiscal 1998 due to a decrease in the percentage of income taxed in foreign jurisdictions at rates lower than in the U.S. and due to an increase in the percentage of income incurring state income taxes. No provision has been recorded for federal income taxes on unremitted earnings of certain of our foreign subsidiaries since we plan to reinvest all such earnings for the foreseeable future. At September 30, 1999, cumulative unremitted earnings from these subsidiaries were $48.0 million. As of September 30, 1999, total income taxes related to unremitted earnings in the foreign subsidiaries was approximately $11.3 million. No tax provision has been recorded for this liability since we plan to reinvest all such earnings for the foreseeable future.

Liquidity and Capital Resources

   Our cash and short-term investments totaled $122.9 million at September 30, 1999. Of this amount, $31.5 million is held by our foreign subsidiaries which if remitted to the U.S. could cause taxes to be incurred

(see "Provision for Income Taxes" above). The investment portfolio both in the U.S. and internationally consisted of high-quality fixed income securities and government issues. The increase in cash and short-term investments in fiscal 1999 was due primarily to cash generated from operations and cash proceeds from the issuance of shares of common stock through our employee stock option and stock purchase programs. The increase in cash and short-term investments was partially offset by purchases of equipment and leasehold improvements primarily related to our new headquarters facility in Seattle, Washington and new international headquarters in Dublin, Ireland. In addition, increases in cash and short-term investments were offset by purchases of our common stock through our stock repurchase program, the license of capitalized technology from a third party and the payment of additional consideration paid in accordance with the terms of the 1997 agreement to acquire the assets of SysDraw. Increases in cash and short-term investments in fiscal 1999 were also partially offset by the increase in accounts receivable at September 30, 1999. The increase in accounts receivable was due to a larger percentage of revenues being generated later in the fourth quarter of fiscal 1999 as compared to the same period in fiscal 1998. As the percentage of revenues from the Volume Licensing channel grows, a greater percentage of revenues will be generated later in our fiscal periods and this will likely result in higher accounts receivable balances. In addition, payment cycles are generally longer in international regions than domestically. We believe the percentage of revenues from international regions will grow and thus expect that accounts receivable will continue to grow, over time, faster than normal revenue growth would indicate.

   In September 1999 we agreed to merge with Microsoft. Failure to complete the merger could have a material adverse effect on our financial condition and results of operations. If the merger is terminated under certain circumstances, we may be required to pay Microsoft a termination fee of $30 million and we will be required to pay our costs related to the merger, such as legal, accounting and financial advisory fees which are estimated to be at least an additional $2 million and total employee retention bonuses of approximately
$13 million. In addition, pursuant to the terms of the merger agreement, we granted Microsoft an option to purchase 6,012,500 shares of our common stock at a price of $42.78 per share, and this option may become exercisable if the $30 million termination fee becomes payable. For more information regarding these and other potential adverse effects in connection with the merger, please see "Certain Risk Factors That May Impact Future Results of Operations" beginning on page 26 of this annual report.

   We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not use derivative financial instruments for speculative or trading purposes. There was no material change in our market risk during fiscal 1999.

   We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of one year. These securities are classified as "available-for-sale" securities. Interest bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, the fair value of our portfolio would decline by less than $1 million. Because we have the ability to hold our fixed income investments until maturity, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our portfolio.

   We enter into foreign exchange forward contracts to hedge certain balance sheet exposures against future movement in foreign exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation or depreciation of each of the denominated foreign currencies from September 30, 1999 market rates would impact the unrealized value of our forward contracts by plus or minus $885,000. These gains or losses on the forward contracts are largely offset by the gains and losses on the underlying transactions and, consequently, we do not expect that a sudden or significant change in foreign exchange rates would have a material impact on future net income or cash flows. To the extent we have assets and liabilities denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction gains and losses. We do not hedge our translation risk.

   At September 30, 1999, our principal commitments consisted primarily of leases on our facilities. Our capital expenditures of $7.7 million in fiscal 1998 included the purchase of furniture and fixtures, leasehold improvements and computer equipment associated with the increase in our staffing level. We relocated our Seattle, Washington and Dublin, Ireland operations to new leased facilities in March 1999 and September 1999, respectively. As such, the majority of our $17.2 million capital expenditures in fiscal 1999 related to these new facilities. At September 30, 1999, we did not have any material commitments for capital expenditures. We believe that our current cash balances, short-term investments and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

   From time to time, we evaluate potential acquisitions of businesses, products or technologies that complement our business. In fiscal 1997 we paid a combined $12.5 million related to the acquisition of technology and other assets from Boomerang and SysDraw. In addition, we issued a $1 million note payable to SysDraw, which note we paid in fiscal 1998, and agreed to pay contingent consideration of $1.5 million based on the achievement of certain performance goals within three years of the acquisition date. The performance goals were met in fiscal 1999 and, as such, we made the $1.5 million payment in August 1999. In fiscal 1998 we paid a combined $3.4 million related to the acquisition of certain technology from Decision Graphics and Ketiv. At September 30, 1999, we had no material agreements or commitments with respect to any such transactions.

Year 2000 Issues

   The calendar year 2000 has the potential to cause problems in computer systems that record years using only the last two digits of the year. For example, such systems record 1996 as 96, and 2000 as 00. This method of dating can introduce problems in date calculation so that systems that rely on two-digit date identifiers may not work as expected after December 31, 1999 or when handling dates after December 31, 1999. The year 2000 issue creates risks for us from unforeseen problems in our own products or systems or in the systems of third parties from whom we obtain products or services or with whom we otherwise transact business.

   In fiscal 1997 we replaced our worldwide accounting/finance, manufacturing, sales and distribution systems with an enterprisewide business software system that has been certified as year 2000 compliant; in fiscal 1998 we extended the application of such enterprisewide software to our human resources systems; and in fiscal 1999 we upgraded our worldwide customer management systems with software that has been certified as year 2000 compliant. In addition, we have established cross-functional teams to identify and resolve our year 2000 issues. The primary functions of these teams include (a) conducting audits of our main internal systems, including telecommunications and all material software and hardware in our desktop environments, (b) implementing any necessary plans to correct deficiencies in those internal systems, (c) communicating with certain key parties with whom we conduct business regarding the year 2000 readiness of their systems and (d) coordinating the testing of our products to determine the year 2000 readiness of those products.

 Internal Systems

   We have completed the audits of our internal systems and taken all required corrective action identified in those audits. Although we do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing our internal systems for the year 2000, we may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems, which are composed of third party software, third party hardware that contains embedded software and our own software. The most reasonably likely worst case scenarios would include corruption of data contained in our internal information systems, hardware failure, and the failure of infrastructure services provided by government agencies and other third parties (for example, electricity, phone service, water transport, internet services, network monitoring and data storage). We have prepared contingency plans for such events. Our contingency plans include, among other things, manual procedures to work around software and hardware failures and substitute systems.

 Vendors and Service Providers

   In September 1998, we began distributing detailed questionnaires to vendors and service providers to determine the year 2000 status of their systems, and in May 1999, we sent a subsequent mailing to those parties who did not initially respond. In addition, Visio International Limited and Visio Singapore Pte Ltd., our subsidiaries responsible for European and Asia Pacific operations, have distributed year 2000 questionnaires to certain of their vendors and service providers. As of the date of this annual report,

  . we have received responses from approximately 91% of the third parties,

  . Visio International has received responses from approximately 64% of the third parties, and

  . Visio Singapore has received responses from approximately 85% of the third parties.

   Beginning in September 1999, our employees attempted to contact those third parties who had not responded and who are providing products, supplies or services that we deem critical to our business. As a result of this effort,

  . we have received responses from approximately 99% of vendors and service providers that we designate as critical,

  . Visio International has received responses from all of its vendors and service providers that it designates as critical, and

  . Visio Singapore has received responses from approximately 99% of its vendors and service providers that it designates as critical.

   We do not expect to receive responses from the third parties who have not yet responded.

   To date, we have identified no material year 2000 risks during our communications with our key vendors and service providers. To the extent we identify any risks, we will work with the appropriate third parties to mitigate those risks. However, the disruption or failure at or after the year 2000 of the systems of key vendors or service providers, or the failure of any contingency plans, remains a possibility and could have a material adverse effect on our results of operations or financial condition.

 Our Products

   With respect to our own products, we are continuing to conduct quality and testing practices regarding the year 2000 transition. Current information about the year 2000 status of our products is available on our web site at www.visio.com/yr2000.html. Though we believe our Visio 2000 products are well prepared for year 2000 issues, we cannot guarantee that they do not contain year 2000 deficiencies. Also, products that are not the most currently released or that we have ceased developing may not be year 2000 compliant.

   Because we are in the business of selling software products, our risk of being subjected to lawsuits relating to year 2000 issues is likely to be greater than that of companies in other industries. Because computer systems may include different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a year 2000 issue. As a result, we may be subjected to year 2000-related lawsuits independent of whether our products and services are year 2000 compliant. We cannot predict at this time the outcomes of any such lawsuits or their impact on us.

   We do not expect total costs associated with becoming year 2000 compliant to be material to our financial position or results of operations. To date, the cost of the year 2000 project has been approximately $100,000 and the total cost of the project is anticipated to be approximately $175,000. These amounts do not include the cost of the enterprisewide business software implemented in fiscal 1997 or the cost of our upgraded customer management system implemented in fiscal 1999.

European Monetary Union

   Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

   On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available only for currency trading on currency exchanges and non-cash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.

   We have recognized the introduction of the Euro as a significant event with potential implications for our existing operations. Currently, participating countries in the EMU where we operate include Ireland, Germany, France, Italy, Spain and the Netherlands. The Company expects nonparticipating European Union countries, such as the United Kingdom, to eventually join the EMU.

   We have committed resources to conduct risk assessments and to take corrective actions, where required, to ensure we are prepared for the introduction of the Euro. We have undertaken a review of the Euro implementation and have concentrated on areas such as operations, finance, treasury, legal information management, procurement and others, both in participating and nonparticipating European Union countries where we operate. Also, we have reviewed existing legacy accounting and business systems and other business assets for Euro compliance, including assessing any risks from third parties.

   Progress regarding Euro implementation is reported periodically to management. Because of the staggered introduction of the Euro regarding non-cash and cash transactions, we have developed our plans to address first our accounting and business systems and then our business assets. We were Euro compliant within our accounting and business systems in December 1998 and we expect to be compliant within our other business assets prior to the introduction of the Euro bills and coins. Compliance in participating and nonparticipating countries will be achieved primarily through upgraded systems in cases where existing systems were already planned to be upgraded. We will modify remaining systems for which there is no planned upgrade. We do not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, that could materially affect our liquidity or capital resources. We are preparing plans to address issues within the transitional period when both legacy and Euro currencies may be tendered. We do not anticipate any long-term competitive implications or the need to materially change our mode of conducting business as a result of increased transparency of pricing when sales in various countries are all denominated in the Euro rather than in different currencies.

   To the extent we are unable, within the necessary timeframe, to complete any upgrades or modifications to our systems or business assets that are required to support Euro transactions, our results of operations and financial condition could be materially adversely affected. In addition, we face risks to the extent that key vendors and service providers are unable to make appropriate modifications to support Euro transactions.

Recently Issued Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. We are required to adopt this statement in fiscal year 2000 and management does not expect its adoption to have a significant impact on our results of operations or financial condition.

   In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' " Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement will be effective for us in fiscal 2001. Management has not yet determined what the effect of Statement No. 133 will be on our earnings and financial position.

Certain Risk Factors That May Impact Future Results of Operations

   Some of our statements in this annual report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions, future financial performance and other statements that are not historical facts. We use such words as "expects," "believes" and "anticipates" to identify forward-looking statements, but the absence of such words does not mean that the statement is not forward-looking. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should not unduly rely on these forward-looking statements but should carefully consider other factors, including the risk factors stated below, and other risks we describe in documents that we file with the Securities and Exchange Commission from time to time.

 Failure to complete the merger with Microsoft could negatively impact our stock price and future business and operations.

   If the merger with Microsoft is not completed for any reason, we may be subject to a number of material risks, including the following:

  . if the merger agreement is terminated as a result of specified actions by us, we may be required to pay Microsoft a termination fee of $30 million,

  . if the termination fee becomes payable, a stock option we granted to Microsoft, and which is described below, may become exercisable,

  . the price of our common stock may decline to the extent that the current market price of that stock reflects an assumption that the merger will be completed, and

  . we must pay our costs related to the merger, such as legal, accounting and financial advisory fees, which are estimated to be at least an additional $2 million, and employee retention bonuses of approximately $13 million, even if the merger is not completed. This would affect our results of operations and cash liquidity and potentially our stock price.

   As a condition to Microsoft entering into the merger agreement, we granted Microsoft a stock option to purchase 6,012,500 shares of our common stock which represented 19.9% of our issued and outstanding shares as of September 14, 1999. The exercise price of the option is $42.78 per share. The number of shares issuable upon exercise of the option and the exercise price of the option are subject to adjustment to prevent dilution and to maintain the number of shares issuable upon exercise of the option at 19.9% of our outstanding common stock. The option is not currently exercisable and will become exercisable only if the $30 million termination fee becomes payable. Unless the option is terminated, Microsoft may exercise the option, in whole or part, up to one year from the date the termination fee becomes payable. Microsoft's option will terminate upon the earlier of the following:

  . the completion of the merger or

  . the termination of the merger agreement, if the termination occurs before an event that causes the option to become exercisable and in circumstances under which we are not required to pay the termination fee.

   In addition, some customers have, in response to the announcement of the merger, delayed or deferred purchasing decisions, which affected our revenues in the fourth quarter of fiscal 1999. Similar delays or deferrals in purchasing decisions by our customers could continue to have a material adverse effect on our business, regardless of whether or not the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future role with Microsoft until Microsoft's strategies with regard to Visio are announced or executed. This may adversely affect our ability to attract and retain key management, marketing, technical, sales and other personnel.

   Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Microsoft. In addition, while the merger agreement is in effect, subject to some limited exceptions, we are prohibited from soliciting, initiating, participating in any negotiations regarding or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Microsoft. Furthermore, if the merger agreement with Microsoft is terminated and Microsoft's option to purchase our common stock becomes exercisable, we would not be able to account for the transaction that triggered the exercisability of the option as a pooling of interests.

 The price of our common stock is dependent on the price of Microsoft common stock; the price of Microsoft's common stock may be affected by factors different from those affecting the price of our common stock.

   Upon completion of the merger with Microsoft, the holders of our common stock will become holders of Microsoft common stock. In addition, prior to the completion of the merger and unless the merger agreement with Microsoft is terminated, we believe that

  . the price of our common stock will be determined in part by the expectation that the merger will be completed and that our shareholders will become shareholders of Microsoft, and

  . the price of our common stock will be affected by the price of Microsoft common stock.

   Microsoft's business differs from our business, and Microsoft's results of operations and the price of Microsoft common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the merger. For a discussion of Microsoft's business and factors to consider in connection with that business, see Microsoft's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and other documents Microsoft has subsequently filed with the Securities and Exchange Commission.

 Our operating results may fall below securities analyst and investor expectations, resulting in a decrease of our stock price.

   Our operating results may fluctuate from quarter to quarter, falling below securities analyst and investor expectations. If our quarterly operating results fall below expectations, our stock price may decline. Our quarterly performance may fluctuate significantly if

  . customer demand for or acceptance of our products fluctuates,

  . we or our competitors announce or introduce new products, product enhancements or promotions, or

  . we receive an excessive number of product returns.

   We base our spending levels for product development, sales and marketing and other operating expenses largely on our expected quarterly revenues. Because our expenses are relatively fixed in the short term, we may be unable to adjust our spending in time to compensate for any unexpected shortfall in quarterly revenues.

 Our business is seasonal, but business activity may cause our operating results to deviate from historical performance patterns.

   Historically, we have experienced the strongest demand for our software products during the December quarter and the weakest demand in the June and September quarters. In a particular quarter, however, operating results may not reflect this pattern of demand if we

  . introduce new products,

  . expand into international markets, or

  . execute volume licenses.

 Because our products employ Microsoft Windows technology, changes in the market for Microsoft Windows-based products could adversely affect our development efforts and operating results.

   A decline in the market for Microsoft Windows-based products could adversely affect our development efforts and operating results. We derive substantially all of our revenues from products that are designed to work within a Microsoft Windows environment. If a substantial number of computer users were to discontinue using the Windows platform, no viable market for Windows-based products, such as Visio, would exist.

 We are increasingly emphasizing sales to corporate clients, which could cause volatility in our quarterly operating results.

   Our increased emphasis on corporate sales could disrupt expected quarterly performance patterns. Volume, installment and enterprise licensing to large accounts have increasingly accounted for a larger percentage of our total revenues. In fiscal years 1997, 1998 and 1999, volume licensing accounted for 17%, 24% and 37% of our total revenues. Large volume licensing arrangements typically involve a longer sales cycle than sales through other distribution channels; a transaction may require up to 24 months from first contact to completion of an initial sale. Large account transactions require a greater investment of resources in establishing the corporate client relationship. A business focus on corporate clients may result in operating results that do not meet securities analyst and investor expectations, especially if large customers do not renew their licenses or we take longer than expected to execute a volume license.

 Increased competition could adversely affect our operating results.

   Increased competition in the computer software drawing and diagramming market could result in price reductions, reduced profit margins and loss of market share. Limited barriers to entry, such as the availability of personal computers with increased functionality at lower prices, make the market intensely competitive. Our competition mainly comes from companies that produce special purpose drawing and diagramming, illustration and CAD products, including Micrografx, Inc., International Microcomputer Software, Inc., SPSS, Inc. and Autodesk, Inc. In addition, if companies that market office suite products, like Microsoft or Lotus, decide to enhance the drawing capabilities of their Microsoft Office or SmartSuite products, our market share could diminish. As competition intensifies, we will face significant price competition, which may adversely affect our operating results.

 We depend on highly qualified management, sales and technical personnel who may not remain with us.

   Our continued success will depend largely on the efforts of key senior management, sales and technical personnel. These individuals are not obligated to continue their employment with us and may leave us at any time. We compete for these highly skilled individuals with employers who have greater resources. If we are unable to hire, motivate and retain key personnel, our business strategy will not succeed.

 If the demand for drawing and diagramming products declines, our operating results may fall below securities analyst and investor expectations, thus impacting our stock price.

   Because we rely on the Visio product line for substantially all of our revenues, a decline in the market for drawing and diagramming products would adversely affect our operating results. Products from the Visio line share a single core technology. We intend to continue relying on the Visio product line and related enhancements for future revenue. Factors such as competition and technological change may result in a decline in demand for drawing and diagramming products such as ours. If the market for drawing and diagramming products does not grow at rates anticipated by securities analysts or investors, our operating results may fail to meet securities analyst and investor expectations. This could adversely affect our stock price.

 We may be unable to timely and successfully introduce new products and product enhancements that keep pace with rapid changes in technology and industry standards.

   If we fail to adequately respond to changes in technology or customer preferences, we could lose customer confidence and market share. Our future success will depend on our ability to identify, develop and market new products and product enhancements that satisfy customer needs and industry developments. Failure to respond to these market demands in a timely way, such as a delay in introducing a new product, could result in customer dissatisfaction. Additionally, if our competitors or we announce new products, capabilities or technologies, those products could replace or shorten the life cycles of our existing products. Introduction of new products could disrupt our customer ordering patterns and could result in increased product returns from our vendors, creating an excess inventory of outdated products.

 Undetected defects or delays in initial shipment of our new products or product enhancements could result in loss of revenues, customer dissatisfaction and adverse publicity.

   New products or upgrades that we introduce may have glitches or minor defects that could negatively affect our operating results. Though we test our products extensively, we may not discover malfunctions before we begin shipping the product commercially. Also, because our products require long development and testing periods, we may experience delays in the scheduled introduction of new and enhanced products. Product errors or delays in shipment could result in

  . delay or loss of product revenues,

  . customer dissatisfaction and delay of market acceptance, or

  . adverse publicity.

 Failure to address strain on our resources caused by our rapid growth will result in our inability to effectively manage our business.

   Our current systems will be inadequate if we continue to grow. In order to effectively manage our growth, we will need to improve our operational, financial and management information systems. In addition, we must be able to attract, train, motivate, manage and retain key personnel to accommodate the demands of our growing business. As we enter into strategic relationships and make strategic acquisitions to expand our product lines and the capabilities of our existing products, we may encounter risks, including

  . difficulty assimilating the operations, technology and personnel of the combined companies,

  . disruption of our ongoing business, or

  . additional operating losses and expenses of acquired businesses and impairment of relationships with existing employees, customers and business partners.

  Because we intend to continue expanding our operations, failure to manage growth effectively could have adverse effects on our operating results.

 Lease commitments for our corporate headquarters may not be cost-effective.

   In order to accommodate recent growth and anticipated expansion, we have committed to significant expansions of our corporate headquarters in Seattle, Washington. If we do not grow at the rates we anticipate, we may be unable to use the new space cost-effectively or sublease the new space.

 Currency fluctuations and other risks particular to the international market may affect our operating results.

   We expect that international sales will account for an increasing portion of our revenues. Because we collect most of our international revenues in foreign currency, decreased value of foreign currencies may adversely affect our operating results. During the fiscal years 1997, 1998 and 1999, we collected 19%, 30% and 31% of our revenues in foreign currencies. If the value of a foreign currency decreases after we establish a product price but before we receive payment from a customer, that sale will be less profitable. Additionally, dependence on international sales exposes us to risks particular to international operations, such as

  . increases in duty rates, exchange or price controls,

  . repatriation restrictions,

  . government regulations,

  . import restrictions, and

  . reduced protection for our intellectual property rights in countries where intellectual property laws are poorly developed or inadequately enforced.

 If distributors and resellers discontinue purchasing our products, we may be unable to distribute our products effectively.

   The competitive market pressures on software distributors and resellers could adversely affect our operating results. We rely substantially on distributors and resellers to sell our products. In fiscal years 1997, 1998 and 1999, 47%, 44% and 41% of our total revenues came from our two largest software distributors. Several distributors have experienced financial difficulties, as the number of recent consolidations among distributors indicates. Additionally, new distribution channels such as volume licensing, the Internet and new resellers such as general mass merchandisers have created increased competition for traditional software distributors. As new distribution methods have emerged and the number of traditional distributors has decreased, shelf space for software products has also decreased. The increased competition for limited shelf space allows retailers and distributors to negotiate more favorable terms of sale, including price discounts and product return policies. These changes in the software distribution market could adversely affect our operating results.

 Our reliance on outsourcing could adversely affect our operating results.

   If our third-party vendors are unable to perform contracted services, our operating results may fall below securities analyst and investor expectations. We rely on third-party vendors for

  . production services, including media duplication, user manual printing and packaging materials,

  . order fulfillment,

  . technical support,

  . customer service, and

  . adaptation of products for local use in foreign countries.

   We plan to continue relying on third-party vendors for these and possibly additional services, if it remains economically advantageous to do so. Though we believe we have alternative suppliers in case some suppliers cannot perform their contracted services, the unexpected loss of suppliers or their inability to perform their contracts could adversely affect our ability to operate our business efficiently.

   We may be unable to protect our proprietary rights, which may limit our ability to compete effectively.

   Our ability to compete successfully depends in large part on our ability to develop and maintain protection for our proprietary technology. To protect our technology, we currently have four patents in the United States, one foreign patent and several pending patent applications. In addition, we rely on copyright, trademark and trade secret laws, confidentiality procedures and contract provisions, such as nondisclosure agreements, to provide protection for our technology. Despite these efforts, we may be unable to protect our technology against unauthorized appropriation, especially since

  . policing unauthorized use is time consuming and costly,

  . software piracy is prevalent,

  . foreign laws are not as protective of our proprietary rights,

  . other companies may copy our technology or independently develop technology similar to ours, and

  . our consumer products are licensed pursuant to "shrink wrap" licenses, which are not signed by the licensee. We are uncertain whether courts will enforce these licenses.

 We may face liability for damages or invalidation of our proprietary rights as a result of intellectual property claims and litigation.

   Other parties may allege that our products infringe on their proprietary rights. As the number of similar software products in the market increases, software infringement claims are likely to increase. Any litigation, regardless of its success, would be costly and would require significant time and attention of our key management and technical personnel. If an opposing party prevails in litigation, we could be forced to

  . stop or delay selling, incorporating or using products that incorporate the challenged intellectual property,

  . redesign products or services that incorporate infringing technology,

  . pay monetary damages or

  . enter into licensing or royalty arrangements on unfavorable terms.

 Third-party software developers may provide inadequate support or maintenance for software that we integrate into our products.

   Because we integrate third-party software into our products, inadequate development, support or maintenance for these products could affect the functionality of our products. If the developers of these software products fail to support or maintain them, our products may lose the functions that the third-party software provides. A loss of functionality could result in increased costs and delays or reductions in shipments until we find replacement software.

 The lack or overabundance of independent developers who use our products to create individualized drawing and diagramming solutions for customers may adversely affect our business strategy.

   Our products are designed with an open architecture to encourage independent software developers to use our products to design industry or customer-specific drawing and diagramming solutions. We rely on these developers to expand the market for our products. However, independent developers may not continue to design drawing or diagramming solutions using our products. A lack of development could effectively limit our expansion into potential markets. Conversely, if independent developers are too prolific in developing design solutions for specific industries or customers, this may preclude us from offering add-on products to the same industries or customers.

 The Year 2000 problem could adversely affect our future operations and results.

   The year 2000 issue creates risks for us from unforeseen problems in our products or systems or in the systems of third parties who provide us with services or products. When the two-digit year value rolls over to 00 at the end of 1999, computer systems could generate erroneous data or fail. Undetected defects in our software and third party software and hardware may cause unanticipated negative consequences and cost. Our internal systems contain technology from third parties, which in turn contain technology from other parties. Undetected defects in our technology or third party technology could result, at worst, in data corruption, hardware failure or infrastructure failure (for example, failure of electricity, phone service, water transport, internet services, network monitoring or data storage). While we have developed contingency plans including manual procedures to work around software and hardware failures, and substitute systems, our contingency plans may fail.

   Our key vendors and service providers could experience year 2000 systems failure which could adversely affect our results of operations. We have distributed questionnaires to all of our key vendors and service providers to determine their readiness for the year 2000. To date, most of the questionnaires have been returned. We have not identified any material risks based on these responses, but the possibility remains that our third party vendors could encounter unexpected year 2000 deficiencies.

   Year 2000 deficiencies in our products could result in material costs to us and may adversely affect our operating results. Though we believe our Visio 2000 products are well prepared for year 2000 issues, we cannot guarantee that they do not contain year 2000 deficiencies. Also, products that are not the most currently released or that we have ceased developing may not be year 2000 compliant. Furthermore, since we integrate third party software into our products, the failure of third party components may subject us to lawsuits even if our software is year 2000 compliant. We cannot predict at this time the outcome of any such lawsuits or their impact on us.

   For additional information on the year 2000 issue and how we are addressing the issue, please refer to "Year 2000 Issues" on page 23 of this annual report.

 Changing accounting standards may require us to restate our financial statements for prior periods.

   Newly introduced accounting standards may adversely affect our business and financial condition and results of operations. From time to time the principal organizations responsible for establishing accounting standards, such as the Securities and Exchange Commission and the Financial Accounting Standards Board, modify or create new accounting standards or provide additional guidance on existing standards. These modifications alter the way in which we present our financial results, including prior financial statements if the standards are applied retroactively. If the changes to accounting standards alter our financial reporting in ways which lower the amounts we recognize as assets or increase the amounts we recognize as liabilities, our financial reports will be less promising. This may adversely affect our business and financial condition and our results of operations.

 Failure to accommodate the shift to the Euro currency may adversely affect our operating results.

   Our failure to adequately accommodate the shift to the Euro currency or the failure of our key vendors or service providers to accommodate the shift may adversely affect our operating results. On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union adopted the Euro as their local currency, for currency trading and exchanges and noncash (banking) transactions. Beginning on January 1, 2002, Euro bills and coins will be issued for use in cash transactions. On or before July 1, 2002, participating countries will withdraw their local currencies and shift to the Euro. We were Euro compliant within our accounting and business systems in December 1998 and we expect to be compliant within our other business assets prior to the introduction of the Euro bills and other coins. However, if we do not complete required modifications in time with the complete shift to the Euro, or if our key vendors or service providers fail to accommodate the Euro, our operating results may be adversely affected.

   For additional information on our plans to implement the Euro currency, please refer to "Euro Implementation" on page 25 of this annual report.

 Product returns or retroactive price adjustments could exceed our allowances, which could adversely affect our operating results.

   We allow distributors to return products in exchange for new products or for credit towards future purchases as part of stock balancing programs. We also provide price protection to distributors when we reduce the price of our products. Often when we introduce new products or updates to existing products, distributors' returns increase. Furthermore, when a large number of customers return products, we experience more product returns. We establish allowances based on estimated future returns of products. However, if the level of actual returns exceeds our estimate, it could have a material adverse effect on our operating results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The information required by this item is incorporated by reference from the section labeled "Liquidity and Capital Resources" on page 21 of this annual report.

Item 8. Financial Statements and Supplementary Data

                              REPORT OF MANAGEMENT

   Management is responsible for preparing the Company's financial statements and related information that appears in this Annual Report on Form 10-K. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles in all material respects to present fairly the Company's financial condition and results of operations. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

   The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements.

   The Visio Board of Directors has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.

   Ernst & Young LLP audits the Company's financial statements in accordance with generally accepted auditing standards to express an opinion on the Company's financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the financial statements are not materially misleading and do not contain material errors.

            /s/ Jeremy Jaech                        /s/ Steve Gordon
________________________________________  _____________________________________
 President and Chief Executive Officer     Chief Financial Officer and Senior
                                                     Vice President,
                                               Finance and Administration

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Visio Corporation

   We have audited the accompanying balance sheets of Visio Corporation as of September 30, 1998 and 1999 and the related statements of income, cash flows and shareholders' equity for each of the three years in the period ended September 30, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visio Corporation at September 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Seattle, Washington
October 22, 1999

                               VISIO CORPORATION

                                 BALANCE SHEETS

                                                              September 30,
                                                            -----------------
                                                              1998     1999
                                                            -------- --------
                                                              (in thousands
                                                                 except
                                                             per share data)
                          Assets
Current assets:
  Cash..................................................... $ 67,088 $ 36,012
  Short-term investments...................................   41,930   86,876
  Accounts receivable, net of allowance for bad debts of
   $2,245 and $2,605.......................................   15,934   29,537
  Inventories..............................................    1,228      852
  Prepaid expenses and other...............................    6,662    7,604
  Deferred income taxes....................................    4,709    7,362
                                                            -------- --------
    Total current assets...................................  137,551  168,243
Equipment and leasehold improvements.......................   10,191   20,993
Capitalized technology, net of accumulated amortization of
 $1,058 and $2,334.........................................    4,609    7,677
Other assets...............................................      380      703
Non-current deferred income taxes..........................    6,646    6,512
                                                            -------- --------
      Total assets......................................... $159,377 $204,128
                                                            ======== ========
           Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable......................................... $  5,223 $  6,975
  Accrued compensation and benefits........................    4,464    5,607
  Other accrued liabilities................................   13,717   17,002
  Deferred revenue.........................................    7,830   10,940
  Income taxes payable.....................................      936    2,981
                                                            -------- --------
    Total current liabilities..............................   32,170   43,505
Commitments and contingencies
Shareholders' equity:
  Common stock, $.01 par value per share:
   Authorized--200,000 shares; issued and outstanding--
   30,191 and 30,393.......................................   75,434   72,527
  Retained earnings........................................   50,741   89,461
  Accumulated other comprehensive income (loss)............    1,032   (1,365)
                                                            -------- --------
    Total shareholders' equity.............................  127,207  160,623
                                                            -------- --------
      Total liabilities and shareholders' equity........... $159,377 $204,128
                                                            ======== ========

                            See accompanying notes.

                               VISIO CORPORATION

                              STATEMENTS OF INCOME

                                                        Fiscal Year Ended
                                                          September 30,
                                                    --------------------------
                                                      1997     1998     1999
                                                    -------- -------- --------
                                                    (in thousands, except per
                                                          share amounts)
Revenues........................................... $100,775 $165,995 $200,012
Cost of revenues...................................   10,682   15,132   17,795
                                                    -------- -------- --------
Gross profit.......................................   90,093  150,863  182,217
Operating expenses:
  Research and development.........................   16,073   27,257   34,777
  Sales and marketing..............................   40,576   68,596   82,523
  General and administrative.......................    8,353   12,973   15,500
  Acquired technology and merger expenses..........   10,255    9,251    1,495
                                                    -------- -------- --------
Total operating expenses...........................   75,257  118,077  134,295
                                                    -------- -------- --------
Operating income...................................   14,836   32,786   47,922
Interest and other income, net.....................    3,466    4,894    4,402
                                                    -------- -------- --------
Income before income taxes.........................   18,302   37,680   52,324
Provision for income taxes.........................    4,602    9,572   13,604
                                                    -------- -------- --------
Net income......................................... $ 13,700 $ 28,108 $ 38,720
                                                    ======== ======== ========
Basic earnings per share........................... $   0.49 $   0.96 $   1.28
                                                    ======== ======== ========
Shares used in computation of basic earnings per
 share.............................................   27,839   29,394   30,189
                                                    ======== ======== ========
Diluted earnings per share......................... $   0.44 $   0.89 $   1.23
                                                    ======== ======== ========
Shares used in computation of diluted earnings per
 share.............................................   30,792   31,669   31,405
                                                    ======== ======== ========


                            See accompanying notes.

                               VISIO CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                 Fiscal Year Ended September
                                                             30,
                                                 -----------------------------
                                                   1997      1998      1999
                                                 --------  --------  ---------
                                                       (in thousands)
Cash flows from operations:
  Net income.................................... $ 13,700  $ 28,108  $  38,720
  Depreciation and amortization.................    2,632     6,736      7,653
  Amortization of (premiums) discounts on short-
   term investments.............................       92      (852)       224
  Deferred income taxes.........................   (6,220)   (1,219)    (2,519)
  Issuance of common stock for acquired
   technology...................................      --      6,718        --
  Tax benefit from employee stock option plans..    3,090     3,336      5,998
  Other non-cash items..........................       24      (137)      (448)
    Changes in operating assets and liabilities:
    Accounts receivable.........................   (4,401)   (8,902)   (13,708)
    Inventories.................................     (460)     (133)       379
    Prepaid expenses and other..................   (1,814)   (2,376)      (532)
    Accounts payable............................    2,441      (783)     1,727
    Accrued compensation and benefits...........      749     1,693      1,127
    Other accrued liabilities...................    4,991     2,756      3,351
    Deferred revenue............................    5,787    (1,292)     3,158
    Income taxes payable........................    1,432    (2,797)     2,059
                                                 --------  --------  ---------
      Net cash from operations..................   22,043    30,856     47,189
                                                 --------  --------  ---------
Cash flows used for investments:
  Purchases of short-term investments...........  (21,012)  (49,995)  (110,807)
  Proceeds from maturities of short-term
   investments..................................   18,275    30,500     65,820
  Purchases of equipment and leasehold
   improvements.................................   (7,139)   (7,684)   (17,244)
  Purchases of capitalized technology...........   (2,135)   (2,532)    (4,750)
  Purchases of other assets.....................      --       (385)      (306)
                                                 --------  --------  ---------
      Net cash used for investments.............  (12,011)  (30,096)   (67,287)
                                                 --------  --------  ---------
Cash flows from financing:
  Sale of common stock..........................    6,762     7,030     10,037
  Repurchase of common stock....................      (64)      --     (18,942)
  Proceeds from notes payable...................      400       647        --
  Payments on notes payable.....................     (495)   (2,034)       --
                                                 --------  --------  ---------
      Net cash from (used for) financing........    6,603     5,643     (8,905)
                                                 --------  --------  ---------
Net increase (decrease) in cash.................   16,635     6,403    (29,003)
Effect of exchange rates on cash................     (252)      845     (2,073)
Cash, beginning.................................   43,457    59,840     67,088
                                                 --------  --------  ---------
Cash, ending.................................... $ 59,840  $ 67,088  $  36,012
                                                 ========  ========  =========
Supplemental disclosures:
  Income tax payments........................... $  6,996  $ 10,196  $   9,592
                                                 ========  ========  =========
  Interest paid................................. $    --   $     70  $     --
                                                 ========  ========  =========

                            See accompanying notes.

                               VISIO CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Fiscal Year Ended September 30,
                             -------------------------------------------------
                                  1997             1998            1999
                             ---------------  --------------- ----------------
                             Shares  Amount   Shares  Amount  Shares   Amount
                             ------  -------  ------ -------- ------  --------
                                             (in thousands)
Common Stock
Balance, beginning of
 year......................  27,503  $46,578  28,633 $ 56,367 30,191  $ 75,434
Issuance of common stock...     232    3,209      14      944    --        --
Issuance of common stock
 for acquisitions..........     --       --      250    7,785    --        --
Stock options exercised....     610    1,732   1,079    4,297    744     7,002
Stock warrants exercised...     146      395     112      376    --        --
Stock issued under employee
 stock purchase plan.......     156    1,427     103    2,329    155     3,035
Repurchase of restricted
 common stock..............     (14)     (64)    --       --     --        --
Repurchase of common
 stock.....................     --       --      --       --    (697)  (18,942)
Stock option tax benefit...     --     3,090     --     3,336    --      5,998
                             ------  -------  ------ -------- ------  --------
Balance, end of year.......  28,633   56,367  30,191   75,434 30,393    72,527
                             ======  -------  ====== -------- ======  --------
Retained Earnings and
 Accumulated Other
 Comprehensive Net Income
Balance, beginning of
 year......................            8,781           22,401           51,773
  Net income...............           13,700           28,108           38,720
  Translation adjustments..             (230)           1,149           (2,135)
  Net short-term investment
   unrealized gains
   (losses)................              150                6             (262)
                                     -------         --------         --------
      Comprehensive net
       income..............           13,620           29,263           36,323
                                     -------         --------         --------
  Acquired company's
   retained earnings.......              --               109              --
                                     -------         --------         --------
Balance, end of year.......           22,401           51,773           88,096
                                     -------         --------         --------
  Total shareholders'
   equity..................          $78,768         $127,207         $160,623
                                     =======         ========         ========


                            See accompanying notes.

                               VISIO CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Business

   Visio Corporation ("Visio" or the "Company") is a leading supplier of business drawing and diagramming software products. The Company's primary products are Visio(R) Standard, Visio Technical, Visio Professional, Visio Enterprise and IntelliCAD. Visio's software enables business and technical users to create drawings and diagrams ranging from simple diagrams such as flowcharts, block diagrams and organizational charts to complex technical drawings such as space plans, electrical schematics and network designs.

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

 Foreign Currency Translation

   Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The cumulative translation adjustments resulting from this process are included in other comprehensive income as a separate component of retained earnings. Gains and losses on foreign currency transactions are netted and included in other income.

 Revenue Recognition

   In fiscal 1999, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-4 and SOP 98-9. SOP 97-2 supersedes SOP 91-1, the former literature on software revenue recognition. The adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

   Revenues and accounts receivable are principally from distributors and resellers of the Company's products. The Company performs periodic credit evaluations of its customers and maintains reserves for potential credit losses. Revenues are generally recognized at the time of shipment, net of deferrals for inventory at distributors which the Company estimates to be in excess of levels appropriate for that channel and adjustments for estimated future returns. Revenues attributable to free upgrade rights are deferred and not

                               VISIO CORPORATION
recognized until the free upgrade has been shipped to the customer. Revenues attributable to the sale of extended customer support and maintenance programs are deferred and recognized ratably in accordance with SOP 97-2.

 Financial Instruments

   The Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents and classifies these instruments as cash on the balance sheet. Management currently classifies its short-term investments consisting primarily of debt securities as "available-for-sale." These securities are reported at market value. Unrealized gains and losses are included in other comprehensive income as a separate component of retained earnings. Realized gains and losses and declines in value judged to be other than temporary on "available-for-sale" securities are included in other income. The cost of securities sold is based on the specific identification method. At each of September 30, 1998 and 1999, all short-term investments had contractual maturities of less than three years. The weighted average maturity of short-term investments was 361 days at September 30, 1999.

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

                               VISIO CORPORATION

Management periodically assesses the recoverability of capitalized technology. At September 30, 1999, management believes this capitalized technology is fully recoverable.

 Research and Development

   Research and development costs are expensed as incurred and consist primarily of software development costs. The effects of financial accounting rules requiring capitalization of certain internally developed software costs have not been material to date.

 Acquired Technology and Merger Expenses

   Acquired technology represents the amount of in-process technology acquired from third parties that had not reached technological feasibility and for which no alternative commercial use was identified. Merger expenses include all merger related costs such as legal and accounting fees, investment banking fees and other related costs incurred in connection with transactions accounted for as poolings of interests. See Note 8, "Acquired Technology and Merger Expenses" and Note 9, "Pending Merger with Microsoft."

 Advertising Expenses

   Advertising costs are expensed as incurred. Total advertising expenses incurred during fiscal years 1997, 1998 and 1999 were $10.7 million, $18.2 million and $27.2 million, respectively.

 Income Taxes

   Income taxes are computed using the liability method whereby the provision for income taxes includes income taxes currently payable and deferred taxes arising from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

 Per Share Data

                                     Fiscal Year Ended September 30
                             --------------------------------------------------
                                      Basic                     Diluted
                             -------------------------  -----------------------
                              1997     1998     1999     1997    1998    1999
                             -------  -------  -------  ------- ------- -------
                                (in thousands, except earnings per share)
Weighted average common
 shares outstanding.........  28,172   29,446   30,192   28,172  29,446  30,192
Restricted stock subject to
 repurchase.................    (333)     (52)      (3)     N/A     N/A     N/A
Net effect of dilutive
 common stock
 equivalents*...............     N/A      N/A      N/A    2,620   2,223   1,213
                             -------  -------  -------  ------- ------- -------
Total.......................  27,839   29,394   30,189   30,792  31,669  31,405
                             =======  =======  =======  ======= ======= =======
Net income.................. $13,700  $28,108  $38,720  $13,700 $28,108 $38,720
                             =======  =======  =======  ======= ======= =======
Earnings per share.......... $  0.49  $  0.96  $  1.28  $  0.44 $  0.89 $  1.23
                             =======  =======  =======  ======= ======= =======

--------
* Common stock equivalents include stock options and stock warrants calculated using the treasury method. Common stock equivalents excludes stock options which were antidilutive of 67,000, 496,000 and 1,860,000 in 1997, 1998 and
   1999, respectively.

                               VISIO CORPORATION

 Recently Issued Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this statement in fiscal year 2000 and management does not expect its adoption to have a significant impact on the Company's results of operations or financial condition.

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities.'" Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement will be effective for the Company in fiscal 2001. Management has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

2. Balance Sheet Information

   Detailed balance sheet data is as follows:

                                                               September 30,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                              (in thousands)
Inventories:
  Raw materials............................................. $    628  $    482
  Finished goods............................................      600       370
                                                             --------  --------
                                                             $  1,228  $    852
                                                             ========  ========
Equipment and leasehold improvements:
  Computer hardware......................................... $ 10,967  $ 14,675
  Office furniture, equipment, and leasehold improvements...   10,461    23,925
                                                             --------  --------
                                                               21,428    38,600
  Accumulated depreciation..................................  (11,237)  (17,607)
                                                             --------  --------
                                                             $ 10,191  $ 20,993
                                                             ========  ========
Other accrued liabilities:
  Advertising and promotion................................. $  4,169  $  4,200
  Other.....................................................    9,548    12,802
                                                             --------  --------
                                                             $ 13,717  $ 17,002
                                                             ========  ========

                               VISIO CORPORATION

3. Short-Term Investments and Fair Value of Financial Instruments

 Available-for Sale Investments

   All short-term investments have been classified as "available-for-sale" securities. As of September 30, 1998 and 1999, the estimated fair value of short-term investments consisted of the following:

                                                                September 30,
                                                               ---------------
                                                                1998    1999
                                                               ------- -------
                                                               (in thousands)
Estimated fair value of short-term investments by investment type:
  Fixed income securities..................................... $20,503 $70,223
  Fixed income securities mutual funds........................     --   16,653
  U.S. Treasury bills.........................................  21,427     --
                                                               ------- -------
    Total available-for-sale securities....................... $41,930 $86,876
                                                               ======= =======

                                                                September 30,
                                                                     1999
                                                                --------------
                                                                (in thousands)
Estimated fair value of short-term investments by contractual maturity:
  Due in one year or less......................................    $33,694
  Due after one year through two years.........................     33,277
  Due after two years through three years......................      3,252
                                                                   -------
    Fixed income securities....................................     70,223
  Fixed income securities mutual funds.........................     16,653
                                                                   -------
    Total available-for-sale securities........................    $86,876
                                                                   =======

   Unrealized gains (losses) on all available-for-sale securities are reported as other comprehensive income as a component of retained earnings and are not material. During the period covered by the financial statements, the Company has not used any derivative instrument for trading purposes. Visio utilizes some natural hedging to mitigate the Company's foreign currency exposures and the Company hedges certain residual balance sheet exposures through the use of foreign exchange forward contracts. The fair value of foreign exchange forward contracts is based on quoted market prices. At September 30, 1998 and 1999, the Company held forward contracts to deliver approximately $7.9 million and $8.6 million, respectively, in foreign currencies with maturities not exceeding 90 days. At September 30, 1999, the notional value of the forward exchange contracts was approximately $8.1 million. The Company does not hedge its translation risk.

                               VISIO CORPORATION

4. Commitments and Contingencies

   Visio rents office facilities and automobiles under operating leases. Certain office facility leases contain renewal and escalation clauses and space expansion provisions. The Company relocated its Seattle, Washington and Dublin, Ireland operations to new leased facilities in March 1999 and September 1999, respectively. At September 30, 1999, the Company did not have any material purchase commitments. At September 30, 1999, future minimum lease payments under non-cancelable operating leases are:

                                                                    Operating
                                                                      Leases
                                                                  --------------
                                                                  (in thousands)
   2000..........................................................    $ 6,609
   2001..........................................................      7,345
   2002..........................................................      8,086
   2003..........................................................      8,641
   2004..........................................................      8,349
   2005 and thereafter...........................................     45,829
                                                                     -------
   Total minimum lease payments..................................    $84,859
                                                                     =======

   Rental expenses under operating leases totaled $1,223,000, $2,478,000 and $5,734,000 in fiscal 1997, 1998 and 1999, respectively.

   In September 1999 the Company agreed to merge with Microsoft. See Note 9 for related contingencies.

5. Income Taxes

   Income before income taxes consists of the following:

                                                          Fiscal Year Ended
                                                            September 30,
                                                      --------------------------
                                                        1997     1998     1999
                                                      -------- -------- --------
                                                            (in thousands)
   U.S............................................... $ 14,783 $ 17,387 $ 35,048
   International.....................................    3,519   20,293   17,276
                                                      -------- -------- --------
                                                      $ 18,302 $ 37,680 $ 52,324
                                                      ======== ======== ========

                               VISIO CORPORATION

   The provision for income taxes consists of the following:

                                                        Fiscal Year Ended
                                                          September 30,
                                                     --------------------------
                                                      1997     1998      1999
                                                     -------  -------  --------
                                                          (in thousands)
   Current tax expense:
     U.S. federal................................... $ 9,555  $ 7,535  $ 12,645
     State..........................................     385      893       806
     Foreign........................................     882    2,363     2,672
                                                     -------  -------  --------
   Total current provision..........................  10,822   10,791    16,123
                                                     -------  -------  --------
   Deferred tax provision (benefit)
     U.S. federal...................................  (5,541)  (1,107)   (2,134)
     State..........................................    (377)    (287)     (386)
     Foreign........................................    (302)     175         1
                                                     -------  -------  --------
   Total deferred tax (benefit).....................  (6,220)  (1,219)   (2,519)
                                                     -------  -------  --------
   Total provision for income taxes................. $ 4,602  $ 9,572  $ 13,604
                                                     =======  =======  ========

   The effective tax rate differs from the U.S. federal statutory rate of 34% for fiscal year 1997, and 35% for fiscal years 1998 and 1999, as follows:

                                                        Fiscal Year Ended
                                                          September 30,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
                                                         (in thousands)
   Income tax provision at statutory rate..........  $ 6,223  $13,188  $18,313
   State taxes, net of federal benefit.............        5      394      273
   Impact of international operations..............   (1,293)  (5,292)  (3,374)
   Tax-free interest...............................     (454)    (711)    (844)
   Non-deductible write-off of acquired in-process
    research and development.......................      --     2,774      --
   Impact of net operating loss utilization from
    acquired companies.............................      --       --      (659)
   Non-deductible merger costs.....................      --       --       454
   Federal research and development credits........      (21)    (590)    (989)
   Other...........................................      142     (191)     430
                                                     -------  -------  -------
                                                     $ 4,602  $ 9,572  $13,604
                                                     =======  =======  =======

   The current federal and state provisions do not reflect the tax savings resulting from deductions associated with Visio's various stock option plans. These savings were approximately $3.1 million in fiscal 1997, $3.3 million in fiscal 1998 and $6.0 million in fiscal 1999. These amounts were credited to common stock.

                               VISIO CORPORATION

   The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                 Fiscal Year
                                                               Ended September
                                                                     30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
                                                               (in thousands)
   Deferred tax assets:
     Reserves for sales returns and doubtful accounts........  $ 1,154  $ 1,273
     Deferred revenues.......................................    2,850    4,772
     Reserves and expenses not currently deductible..........    1,535    2,251
     Acquired technology.....................................    4,042    4,124
     Net operating loss carryforwards........................    2,481    2,210
     Tax credit carryforwards................................      123      178
                                                               -------  -------
                                                                12,185   14,808
   Deferred tax liabilities:
     Deductible prepaid expenses and other...................     (830)    (934)
                                                               -------  -------
   Net deferred tax assets...................................  $11,355  $13,874
                                                               =======  =======

   No provision has been recorded for federal income taxes on unremitted earnings of certain of the Company's foreign subsidiaries since the Company plans to reinvest all such earnings for the foreseeable future. At September 30, 1999, cumulative unremitted earnings from these subsidiaries were $48.0 million. The unrecognized deferred tax liability was approximately $11.3 million.

   The Company's deferred tax assets include net operating loss carryforwards of approximately $5.3 million and research and development tax credit carryforwards of $123,000 which were obtained in the acquisition of certain technology and assets of InfoModelers, Inc. ("InfoModelers") and the merger with Kaspia in fiscal 1998. The net operating loss carryforwards and research and development tax credit carryforwards begin expiring in fiscal year 2009. The Company expects to utilize these carryforwards prior to expiration.

6. Stock Options and Warrants

 Microsoft Option

   As a condition of the merger with Microsoft, on September 14, 1999 Visio granted Microsoft a stock option to purchase 6,012,500 shares of Visio common stock representing 19.9% of the issued and outstanding shares of Visio common stock as of September 14, 1999. The exercise price of the option is $42.78 per share. The number of shares issuable upon exercise of the option and the exercise price of the option are subject to adjustment to prevent dilution and to maintain the number of shares issuable upon exercise of the option at 19.9% of Visio's outstanding common stock. The option is not currently exercisable and will become exercisable only if the $30 million termination fee becomes payable. See Note 9.

                               VISIO CORPORATION

 Stock Option Plans

   The 1995 Nonemployee Director Stock Option Plan provides for the granting of options to non-employee directors of the Company. Options under this plan may be granted at not less than 85% of fair market value on the date of grant, expire after ten years and vest after one year. At September 30, 1999, a total of 132,000 shares of common stock remained available under the plan for future grants. There were 40,500 options granted under the plan in fiscal 1999.

   The 1995 Long-Term Incentive Compensation Plan provides for the granting of incentives and awards to employees, agents and consultants of the Company and its subsidiaries. The plan combines the features of an incentive and a nonqualified stock option plan, a stock appreciation rights plan, a stock award plan and a performance-based plan. Options under this plan generally have been granted at fair market value on the date of grant, expire after ten years and vest over a period of four years. In fiscal 1998, the Company's shareholders approved an amendment to the plan that increased the number of shares of common stock that may be issued under the plan by 3,000,000. At September 30, 1999, a total of 1,866,328 shares of common stock remained available under the plan for future grants. There were 1,255,975 options granted under this plan in fiscal 1999.

 1995 Employee Stock Purchase Plan

   The 1995 Employee Stock Purchase Plan permits eligible employees of the Company to purchase common stock at not less than 85% of fair market value as defined in the plan through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock worth more than $25,000 in any calendar year or more than 10,000 shares of common stock during any offering period. The Company has reserved an aggregate of 750,000 shares of common stock for issuance under this plan, and this plan expires in 2005. There were 154,919 shares issued under this plan in fiscal 1999. At September 30, 1999, the Company had reserved 293,440 shares of common stock for future grants under this plan.

   Stock option activity and option price information for the stock option plans were as follows:

                                                                      Weighted
                                                                       Average
                                                             Shares  Share Price
                                                             ------  -----------
                                                               (in thousands,
                                                              except per share
                                                                   data)
Balance outstanding, October 1, 1996........................  3,341      4.84
  Granted...................................................  1,776     24.01
  Exercised.................................................   (590)     2.91
  Exercised and converted to restricted stock...............    (20)     0.37
  Canceled..................................................   (280)    10.88
                                                             ------    ------
Balance outstanding, September 30, 1997.....................  4,227     12.63
  Granted...................................................  1,416     40.50
  Exercised................................................. (1,079)     3.99
  Canceled..................................................   (325)    22.34
                                                             ------    ------
Balance outstanding, September 30, 1998.....................  4,239    $23.34
  Granted...................................................  1,296     27.51
  Exercised.................................................   (744)     9.41
  Canceled..................................................   (403)    29.55
                                                             ------    ------
Balance outstanding, September 30, 1999.....................  4,388    $26.36
                                                             ======    ======

                               VISIO CORPORATION

   For various price ranges, weighted average characteristics of outstanding stock options granted under the stock option plans were as follows at September 30, 1999:

                                                                Exercisable
                            Outstanding Options                   Options
                       -----------------------------------   ---------------------
                                  Remaining     Weighted                Weighted
      Range of                      Life        Average                 Average
   Exercise Prices     Shares      (years)       Price       Shares      Price
   ---------------     ------     ---------     --------     ------     --------
                  (in thousands, except per share data)
   $ 0.06 --$10.00       532        5.21         $ 2.67        529       $ 2.66
    10.01 -- 20.00       666        6.98          17.57        464        17.24
    20.01 -- 30.00     1,662        8.55          24.75        351        22.70
    30.01 -- 40.00       970        8.45          36.86        319        37.42
    40.01 -- 49.94       558        8.52          45.93        176        45.43
                       -----        ----         ------      -----       ------
                       4,388        7.88         $26.36      1,839       $20.28
                       =====        ====         ======      =====       ======

   The Company follows Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock option and employee stock purchase plans. Under APB 25, no compensation cost is recognized because the option exercise price is generally equal to the market price of the underlying stock on the date of grant. The fair value of options granted in 1997, 1998, and 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                Fiscal Year
                                                                   Ended
                                                               September 30,
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
   Stock option plans:
     Expected life in years...................................  5.0   5.0   5.0
     Risk-free interest rate..................................  6.0%  6.0%  5.9%
     Volatility............................................... 0.38  0.52  0.61
     Dividend yield...........................................  0.0%  0.0%  0.0%
   Stock purchase plan:
     Expected life in years................................... 1.03  1.54  1.24
     Risk-free interest rate..................................  6.0%  6.0%  5.9%
     Volatility............................................... 0.38  0.52  0.61
     Dividend yield...........................................  0.0%  0.0%  0.0%

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of stock options granted in fiscal years 1997, 1998 and 1999 was $8.38, $17.50 and $13.05 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan in fiscal years 1997, 1998 and 1999 was $6.13, $10.32 and $9.79 per share, respectively. Had compensation cost for these plans been determined based on the Black-

                               VISIO CORPORATION

Scholes value at the grant dates for awards as prescribed in SFAS Statement 123, "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:

                                                          Fiscal Year Ended
                                                            September 30,
                                                      -------------------------
                                                       1997     1998     1999
                                                      ------- -------- --------
                                                      (in thousands, except per
                                                             share data)
   Pro forma net income.............................. $ 9,692 $ 19,482 $ 26,851
   Pro forma basic earnings per share................ $  0.35 $   0.66 $   0.89
   Pro forma diluted earnings per share.............. $  0.31 $   0.62 $   0.86

   The pro forma disclosures above include the amortization of the fair value of all options vesting during fiscal 1997, 1998 and 1999 net of stock option tax benefits.

 Warrants

   In connection with the 1994 sale of Series B preferred stock, Visio granted a warrant to purchase 450,000 shares of common stock at approximately $3.34 per share to an officer of the Company. In fiscal 1998, the remaining 112,500 warrants were exercised.

7. Business Segments and Other Information

   The Company operates in three business segments: Business Diagramming, Technical Drawing and IT Design and Documentation. Each of the segments uses the same distribution channels and manufacturing processes. The distinguishing factor between the segments is the type of customer served by each segment. The Business Diagramming segment serves general business personal computer users who create a wide variety of diagrams such as flowcharts, organization charts, marketing charts, timelines, geographic maps and block diagrams. The core product of the Business Diagramming segment is Visio Standard. The Technical Drawing segment serves technical professionals such as engineers, architects and others who produce or work with technical diagrams such as space plans, electrical schematics, mechanical engineering designs, process plant designs, facilities management drawings, construction drawings and heating, ventilation and air conditioning schematics. The core products of the Technical Drawing segment are Visio Technical and IntelliCAD. The IT Design and Documentation segment serves IS and IT professionals such as local area network managers, database analysts, software developers and web masters as well as business process professionals. Visio Professional and Visio Enterprise are the core products of the IT Design and Documentation segment, which also includes Visio Network Equipment.

   In fiscal 1999, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Data for prior periods has been restated to conform with the requirements of this Statement. Statement 131 is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements ("P&Ls") prepared on a basis not consistent with generally accepted accounting principles ("GAAP").

   Reconciling amounts to GAAP include certain elements of shared research and development expenses and shared sales and marketing expenses which are not allocated to the business segments, as well as general and administrative expenses which also are not allocated to the business segments. Although Visio Standard is a component of both Visio Technical and Visio Professional, all costs associated with Visio Standard are only reported in the P&L of the Business Diagramming segment. In addition, the Company does not cross-charge

                               VISIO CORPORATION
the Technical Drawing and IT Design and Documentation segments a royalty for the use of the Visio Standard component in their respective product lines. Although depreciation and amortization is charged to each of the segments, management does not report assets by specific segment. Acquired technology and merger expenses, nonoperating income and expenses and income taxes are not allocated to the business segments.

                           Business   Technical IT Design and Reconciling
Year ended September 30,  Diagramming  Drawing  Documentation   Amounts   Consolidated
------------------------  ----------- --------- ------------- ----------- ------------
                                                 (in thousands)
1997
----
Revenues................   $ 45,757   $ 29,916    $  25,102    $    --     $ 100,775
Operating income........     28,389     12,735       10,652     (36,940)      14,836
Depreciation expense....        175        246          128       1,809        2,358
Amortization expense....         41        --           233         --           274
1998
----
Revenues................   $ 47,524   $ 38,108    $  80,363    $    --     $ 165,995
Operating income........     24,364     11,089       52,397     (55,064)      32,786
Depreciation expense....        326        512          301       4,813        5,952
Amortization expense....         28        128          628         --           784
1999
----
Revenues................   $ 55,284   $ 37,218    $ 107,510    $    --     $ 200,012
Operating income........     31,790      9,259       69,428     (62,555)      47,922
Depreciation expense....        472        474          554       4,877        6,377
Amortization expense....          8        517          751         --         1,276

   Reconciling items include the following expenditures:

                                                       1997     1998     1999
                                                     -------- -------- --------
                                                           (in thousands)
   Research and development expenses................ $  2,670 $  5,268 $  5,801
   Sales and marketing expenses.....................   16,237   29,173   41,320
   General and administrative expenses..............    7,778   11,372   13,939
   Acquired technology and merger expenses..........   10,255    9,251    1,495
                                                     -------- -------- --------
       Total reconciling items...................... $ 36,940 $ 55,064 $ 62,555
                                                     ======== ======== ========

                               VISIO CORPORATION

   Information regarding the Company's operations in different geographic areas is set forth below. Revenues, operating income and identifiable assets are reported based on the location of the Company's customers. Revenues attributable to North America include shipments to customers in the United States and Canada. Revenues attributable to Canada and U.S. exports were not significant. There were no sales between geographies.

                                                       Fiscal Year Ended
                                                         September 30,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                         (in thousands)
Revenues:
  North America customers......................... $ 65,238  $ 98,735  $121,796
  Europe customers................................   22,199    41,210    51,648
  Rest of World customers.........................   13,338    26,050    26,568
                                                   --------  --------  --------
                                                   $100,775  $165,995  $200,012
                                                   ========  ========  ========
Operating income:
  North America customers......................... $ 16,968  $ 18,957  $ 22,410
  Europe customers................................    3,893    13,651    18,239
  Rest of World customers.........................    4,230     9,429     8,768
  Acquired technology and merger expenses.........  (10,255)   (9,251)   (1,495)
                                                   --------  --------  --------
                                                   $ 14,836  $ 32,786  $ 47,922
                                                   ========  ========  ========
Long-lived assets:
  North America customers......................... $ 10,133  $ 12,471  $ 22,583
  Europe customers................................    1,577     2,028     5,401
  Rest of World customers.........................      205       679     1,389
                                                   --------  --------  --------
                                                   $ 11,915  $ 15,178  $ 29,373
                                                   ========  ========  ========

   Sales to unaffiliated customers accounting for greater than 10% of sales are as follows:

                                          Fiscal Year Ended September 30,
                                          ------------------------------------
                                             1997         1998         1999
                                          ----------   ----------   ----------
   Ingram Micro, Inc.....................         35%          34%          33%
   Merisel, Inc..........................         12           10            8

8. Acquired Technology and Merger Expenses

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

   Boomerang Technology Acquisition. On February 21, 1997, the Company acquired certain technology and assets of Boomerang Technology, Inc. ("Boomerang"), a privately held developer of Autodesk AutoCAD-compatible software, located in San Diego, California. Under the terms of the agreement, the Company

                               VISIO CORPORATION
acquired source code and certain other assets for a cash payment of $6.7 million. This transaction was accounted for using the purchase method and resulted in a charge to acquired technology and merger expenses of $6.7 million for in-process research and development in fiscal 1997.

   SysDraw Software Company Acquisition. On May 1, 1997, the Company acquired certain assets of Freedom Solutions Group, Inc., d.b.a. SysDraw Software Company ("SysDraw"), a privately held network design and documentation solutions provider, located in Lombard, Illinois. Under the terms of the agreement, the acquisition price included $5.8 million in cash plus the issuance of a $1.0 million note payable, the principal and interest of which were paid by Visio in August 1998. In addition, pursuant to the agreement, in August 1999, Visio paid $1.5 million of additional consideration as certain revenue performance goals of the acquired product were met within three years of the acquisition date. The transaction was accounted for using the purchase method and resulted in capitalized technology of $3.1 million, other assets of $100,000 and a charge to acquired technology and merger expenses of $3.6 million for in-process research and development in fiscal 1997. The capitalized technology is being amortized on a straight-line basis over five years. The additional consideration of $1.5 million paid in August 1999 was recorded as capitalized technology and is being amortized over the remaining life of the technology in the IT Design and Documentation segment.

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

   InfoModelers Technology Acquisition. On February 10, 1998, the Company acquired certain technology and assets of InfoModelers, Inc. ("InfoModelers"), a privately held supplier of database and data warehouse visual design, access and query tools, located in Bellevue, Washington. Under the terms of the agreement, Visio issued 200,000 shares of its unregistered common stock for accounts receivable, fixed assets, tax assets and certain technology assets. The transaction was accounted for using the purchase method and was valued at approximately $8.0 million for InfoModeler shareholders. This transaction resulted in a total charge to acquired technology and merger expenses of $7.0 million for in-process research and development in fiscal 1998. In addition, the Company recorded approximately $1.0 million in other assets.

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

   Ketiv Technology Acquisition. On June 2, 1998, the Company acquired certain CAD technology, software products and other assets from Ketiv Technologies, Incorporated ("Ketiv"), a privately held provider of architecture, engineering and construction software located in Portland, Oregon, for approximately $2.7 million. The transaction was accounted for using the purchase method and resulted in capitalized technology of $2.5 million and a total charge to acquired technology and merger expenses of $247,000 for in-process research and development in fiscal 1998. The capitalized technology is being amortized on a straight-line basis over five years in the Technical Drawing segment.

                               VISIO CORPORATION

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

9. Pending Merger with Microsoft

   On September 14, 1999, the Company agreed to merge with Microsoft. Under the terms of the agreement, Visio will become a wholly owned subsidiary of Microsoft and each outstanding share of Visio common stock will be converted into the right to receive 0.45 of a share of Microsoft common stock. Through September 30, 1999, Visio incurred $1.5 million in merger related costs.

   Pursuant to the agreement, Visio has agreed to pay Microsoft a termination fee of $30 million if Microsoft is not then in material breach of the merger agreement and Microsoft terminates the agreement for any of the following reasons:

  . Visio's board of directors has withdrawn or modified, in a manner adverse to Microsoft, its approval or recommendation of the merger, and Visio has agreed with any person other than Microsoft to a transaction that will result in a change in the beneficial ownership of more than 50% of the voting power of Visio capital stock;

  . Visio or its representatives have taken any action prohibited by the exclusivity provisions of the merger agreement and that action has a material adverse effect on Visio's business condition; or

  . Visio has willfully and materially breached its representations, warranties, covenants or agreements and that breach has not been cured as required by the merger agreement.

   As a condition to Microsoft entering into the merger agreement, Visio granted Microsoft a stock option to purchase 6,012,500 shares of Visio common stock which represented 19.9% of the issued and outstanding shares of Visio common stock as of September 14, 1999. The exercise price of the option is $42.78 per share. The number of shares issuable upon exercise of the option and the exercise price of the option are subject to adjustment to prevent dilution and to maintain the number of shares issuable upon exercise of the option at 19.9% of Visio's outstanding common stock. The option is not currently exercisable and will become exercisable only if the $30 million termination fee becomes payable. Unless the option is terminated, Microsoft may exercise the option, in whole or part, up to one year from the date the termination fee becomes payable. Microsoft's option will terminate upon the earlier of the following:

  . the completion on the merger or

  . the termination of the merger agreement, if the termination occurs before an event that causes the option to become exercisable and in circumstances under which Visio is not required to pay the termination fee.

                               VISIO CORPORATION

10. Quarterly Financial Information (unaudited)

   Summarized quarterly financial information is as follows:

                                Fiscal Year 1999

                                                                        Fiscal
                                                                         Year
                                            Fiscal Quarter Ended        Ended
                                       ------------------------------- --------
                                       Dec 31  Mar 31  Jun 30  Sep 30   Sep 30
                                       ------- ------- ------- ------- --------
                                        (in thousands, except per share data)
Revenues.............................  $48,191 $51,352 $50,346 $50,123 $200,012
Gross profit.........................  $43,894 $46,304 $45,914 $46,105 $182,217
Net income...........................  $10,009 $10,670 $ 9,625 $ 8,416 $ 38,720
Basic earnings per share.............  $  0.33 $  0.35 $  0.32 $  0.28 $   1.28
Shares used in computation of basic
 earnings per share..................   30,257  30,224  30,075  30,200   30,189
Diluted earnings per share...........  $  0.32 $  0.34 $  0.31 $  0.27 $   1.23
Shares used in computation of diluted
 earnings per share..................   31,570  31,443  31,236  31,369   31,405
Common stock prices
  High...............................  $ 38.50 $ 43.50 $ 38.06 $ 42.25 $  43.50
  Low................................  $ 14.00 $ 22.00 $ 21.88 $ 24.00 $  14.00

                                Fiscal Year 1998

                                                                        Fiscal
                                                                         Year
                                            Fiscal Quarter Ended        Ended
                                       ------------------------------- --------
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

   Visio's common stock has been traded on the Nasdaq National Market under the symbol VSIO since the Company's initial public offering in November 1995. The high and low common stock prices noted above are as reported on the Nasdaq National Market. On November 30, 1999, there were 221 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock. Under the terms of the merger agreement with Microsoft (see Note 9), Visio is prohibited from declaring or paying any dividends or making any other distributions with respect to its capital stock.

                                                                     SCHEDULE II

                               VISIO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                  Balance at   Charged                 Balance
                                  Beginning    to Costs   Reductions/  at end
                                  of Period  and Expenses Write-offs  of Period
                                  ---------- ------------ ----------- ---------
                                                 (in thousands)
Allowance for doubtful accounts:
 Year ended September 30, 1997...   $  649      $  539       $ (24)    $1,164
 Year ended September 30, 1998...    1,164       1,385        (304)     2,245
 Year ended September 30, 1999...    2,245         461        (101)     2,605

                                               Additions
                                   Balance at   Charged                 Balance
                                   Beginning    to Costs   Reductions/  at end
                                   of Period  and Expenses Write-offs  of Period
                                   ---------- ------------ ----------- ---------
Reserve for obsolete inventory:
 Year ended September 30, 1997....    $579        $281        $(293)     $567
 Year ended September 30, 1998....     567         186         (347)      406
 Year ended September 30, 1999....     406         705         (476)      635

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

   Our directors were elected at the annual meeting of shareholders held on February 24, 1999 and will serve until the 2000 annual meeting of shareholders and until their successors are elected and qualified. Set forth below is information regarding our directors.

   Jeremy A. Jaech, age 45, is one of our two founders and has been our president, chief executive officer and a director, acting as chairman of the board, since 1990. Before founding Visio, Mr. Jaech co-founded Aldus Corporation, a software development company that was acquired by Adobe Systems Inc., where he was the technical leader for the original development of PageMaker from April 1984 to July 1985. Mr. Jaech managed Aldus' product development as vice president of engineering from July 1985 to March 1989.
Mr. Jaech is also a director of Pivotal Corporation.

   Theodore C. Johnson, age 43, is one of our two founders and has been our executive vice president since September 1996, our chief technology officer since April 1997, and a director since September 1990. From September 1990 to September 1996, he served as our vice president, product development. Mr. Johnson also served as our treasurer from September 1990 to August 1995 and as our secretary from September 1990 to September 1996. From May 1985 to September 1990, Mr. Johnson was employed at Aldus in various development roles.

   Tom A. Alberg, age 59, has been a director since June 1995. Since January 1996, Mr. Alberg has been a principal of Madrona Investment Group, L.L.C., a private venture investment firm. Mr. Alberg was the president, chief operating officer and a director of LIN Broadcasting Corporation, a cellular telephone company, from April 1991 to October 1995, and an executive vice president of AT&T Wireless Services, formerly McCaw Cellular Communications, Inc., from July 1990 to October 1995. Prior to July 1990, Mr. Alberg was chairman of the executive committee and a partner in the law firm of Perkins Coie LLP, Seattle, Washington. Mr. Alberg is also a director of Active Voice Corporation, Advanced Digital Information Corporation, Amazon.com, Inc. and Emeritus Corporation.

   Tom Byers, Ph.D., age 46, has been a director since May 1995. Since July 1995, Dr. Byers has been an associate professor at Stanford University, and he is a founder of the Stanford Technology Ventures Program, which is the entrepreneurship center for the university's engineering school. Dr. Byers is also the academic director of the AEA/Stanford Executive Institute. From January 1994 to June 1995, Dr. Byers was a lecturer in technology entrepreneurship and marketing at both the University of California, Berkeley and Stanford University. Dr. Byers was the co-founder of Slate Corporation, a software development company, its president from February 1990 to May 1993 and a consultant from June 1993 to December 1993.

   John R. Johnston, age 47, has been a director since June 1991. Since September 1988, Mr. Johnston has been a general partner of various Technology Venture Investors entities, which are private venture capital limited partnerships. Such partnerships include TVI Management 4, LP and Technology Venture Investors 4. Since August 1995, Mr. Johnston has been a general partner of August Capital, a private venture capital limited partnership. Mr. Johnston was initially elected to the board of directors pursuant to the provisions of a stock purchase agreement.

   Douglas J. Mackenzie, age 40, has been a director since March 1992. Mr. Mackenzie has served with certain venture capital partnerships organized under the Kleiner Perkins Caufield & Byers name since June 1989, most recently as a managing director of Kleiner Perkins Caufield & Byers IX. Mr. Mackenzie is also a director of E.piphany, Inc., Marimba, Inc. and Pivotal Corporation. Mr. Mackenzie was initially elected to our board of directors pursuant to the provisions of a stock purchase agreement.

   Robert McDowell, age 54, has been a director since April 1999. Mr. McDowell has been Microsoft's vice president, enterprise business relationships since 1990.

   Scott Oki, age 51, has been a director since February 1992. Mr. Oki retired from Microsoft in 1992, where he was head of its international operations from March 1982 to September 1986 and senior vice president of sales, marketing and services from September 1986 until his retirement. Mr. Oki has been the chairman of Oki Developments, Inc. since 1992 and is the chief volunteer of The Oki Foundation, a nonprofit organization. Mr. Oki is a past president of the Board of Regents of the University of Washington.

Management

   Our executive officers are elected by the board of directors and serve at the discretion of the board. Set forth below is information regarding all executive officers other than Messrs. Jaech and Johnson.

   Steve M. Gordon, age 40, joined us in February 1997 as chief financial officer and vice president, finance and operations. In October 1997 Mr. Gordon was elected senior vice president, finance and operations, and in May 1998 he was elected senior vice president, finance and administration. Mr. Gordon also served as our treasurer from February 1997 to July 1997. From April 1989 until February 1997, Mr. Gordon was employed by Data I/O Corporation, a software and hardware tools manufacturer for semiconductor users, where he served as corporate controller from April 1989 to May 1992, vice president, finance from May 1992 to October 1993 and chief financial officer and vice president, finance and administration from October 1993 to February 1997.

   Jim Horsburgh, age 47, joined us in June 1994 as managing director of Northern Europe. In April 1995 Mr. Horsburgh became the managing director of Europe, and in February 1996 he was named vice president of European sales and marketing. In April 1999 Mr. Horsburgh became our senior vice president, worldwide marketing.

   M. Thomas Hull, age 40, joined us in July 1994 as OEM third party sales manager. In June 1996, he was appointed director of corporate and strategic sales, and in September 1998 he became vice president of corporate sales. In April 1999, Mr. Hull was named senior vice president, worldwide sales. Mr. Hull is a director of Spatial Technology Inc.

   Evelyn Cruz Sroufe, age 54, joined us in May 1998 as senior vice president, worldwide operations. From 1979 until May 1998, Ms. Sroufe was a partner in the law firm of Perkins Coie LLP, Seattle, Washington.

Item 11. Executive Compensation

Summary Compensation

   The following table discloses compensation received by our executive officers for each of the last three fiscal years.

                           Summary Compensation Table

                                                         Long-Term
                                         Annual         Compensation
                                      Compensation         Awards
                                  --------------------- ------------
                                                         Securities
                                                         Underlying      All Other
Name and Principal Position  Year Salary($) Bonus($)(1)  Options (#) Compensation($)(2)
---------------------------  ---- --------- ----------- ------------ ------------------
Jeremy A. Jaech............  1999  166,667    28,125            0           5,733
  President and Chief
   Executive                 1998  130,000    29,250            0           4,749
   Officer                   1997  130,000    90,000            0           5,377
Theodore C. Johnson........  1999  166,667    28,125            0           4,935
  Executive Vice President
   and                       1998  150,000    33,750            0           4,608
   Chief Technology Officer  1997  150,000    90,000            0           5,256
Steve M. Gordon(3).........  1999  208,000    22,680            0           6,150
  Chief Financial Officer
   and                       1998  170,000    33,745            0           5,838
  Senior Vice President,     1997   96,410    25,276      260,000           3,018
  Finance and
   Administration
Jim Horsburgh(4)...........  1999  180,625    44,968      170,000          43,981
  Senior Vice President,
  Worldwide Marketing
M. Thomas Hull(5)..........  1999  173,333    78,861      170,000           2,652
  Senior Vice President,
  Worldwide Sales
Evelyn Cruz Sroufe(6)......  1999  208,000    18,900      100,000           3,372
  Sr. Vice President,
   Worldwide                 1998   63,045    14,060      150,000             839
  Operations

--------
(1) Amounts were awarded under our Management Incentive Bonus Plan.
(2) Amounts in 1999 represent matching contributions under our 401(k) savings plan in the amount of $4,831, $4,292, $5,460, $1,678 and $1,063 for Messrs.
    Jaech, Johnson, Gordon and Hull and Ms. Sroufe, respectively, life insurance premiums paid for the benefit of Messrs. Jaech, Johnson, Gordon and Hull and Ms. Sroufe in the amount of $902, $643, $690, $974 and $2,309, respectively, and an automobile allowance of $25,095 and a pension contribution of $18,886 for Mr. Horsburgh. Amounts in 1998 represent matching contributions under our 401(k) savings plan in the amount of $4,290, $4,135, $5,462 and $292 for Messrs. Jaech, Johnson, Gordon and Ms. Sroufe, respectively, and life insurance premiums paid for the benefit of Messrs. Jaech, Johnson, Gordon and Ms. Sroufe in the amount of $459, $473, $376 and $547, respectively. Amounts in 1997 represent matching contributions under our 401(k) savings plan in the amount of $4,723, $4,602 and $2,892 for Messrs. Jaech, Johnson and Gordon, respectively, and life insurance premiums paid for the benefit of Messrs. Jaech, Johnson and Gordon in the amount of $654, $654 and $126, respectively.
(3) Mr. Gordon's employment began on February 24, 1997.
(4) Mr. Horsburgh was an employee but not an executive officer in fiscal 1998 and fiscal 1997.
(5) Mr. Hull was an employee but not an executive officer in fiscal 1998 and fiscal 1997.
(6) Ms. Sroufe's employment began on May 23, 1998.

Stock Options

   The following table provides information on options granted in fiscal year 1999 to the executive officers. In addition, in accordance with Securities and Exchange Commission rules, the table shows hypothetical gains or "option spreads" that would exist for the options. The gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The actual value, if any, an executive officer may realize will depend on the spread between the market price and the exercise price on the date the option is exercised. Actual gains, if any, on stock option exercises and common stock holdings are dependent on our future performance and overall stock market conditions. The amounts reflected in this table may not be achieved.

                     Option/SAR Grants in Last Fiscal Year

                                                                               Potential
                                                                              Realizable
                                                                           Value at Assumed
                                                                            Annual Rates of
                                                                              Stock Price
                                                                             Appreciation
                                          Individual Grants                 for Option Term
                                       -----------------------            -------------------
                                       % of Total
                                        Options
                          Number of    Granted to
                          Securities   Employees
                          Underlying       in       Exercise
                         Options/SARS    Fiscal      Price     Expiration
          Name            Granted(#)      Year    ($/Share)(1)    Date      5%($)    10%($)
          ----           ------------  ---------- ------------ ---------- --------- ---------
Jeremy A. Jaech.........         0           0           0
Theodore C. Johnson.....         0           0           0
Steve M. Gordon.........         0           0           0
Jim Horsburgh...........    20,000(2)      1.6       24.31       2/11/09    305,800   774,957
                           150,000(3)     11.9       27.38       4/23/09  2,582,399 6,544,305
M. Thomas Hull..........    20,000(4)      1.6       23.97      10/27/08    301,475   763,999
                           150,000(3)     11.9       27.38       4/23/09  2,582,399 6,544,305
Evelyn Cruz Sroufe......    25,000(2)      2.0       24.31       2/11/09    382,250   968,697
                            75,000(3)      6.0       27.38       4/23/09  1,291,199 3,272,152

--------
(1) The exercise price is equal to the average of the high and low trades as reported on the Nasdaq National Market on the date of grant. The exercise price may be paid in cash, by delivery of already-owned shares, or in a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to us, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.
(2) The options were granted February 11, 1999. One-quarter of the options vest on the first anniversary of the grant date and the remainder vest in equal three-month increments over the succeeding three years. The options expire 10 years from the date of grant, subject to limited exceptions. In certain circumstances following the merger with Microsoft, these options may accelerate (see "Change-in-Control Arrangements" on page 61 of this annual report).
(3) The options were granted April 23, 1999. One-quarter of the options vest on the first anniversary of the grant date and the remainder vest in equal three-month increments over the succeeding three years. The options expire 10 years from the date of grant, subject to limited exceptions. In certain circumstances following the merger with Microsoft, these options may accelerate (see "Change-in-Control Arrangements" on page 61 of this annual report).
(4) The options were granted October 27, 1998. One-quarter of the options vest on the first anniversary of the grant date and the remainder vest in equal three-month increments over the succeeding three years. The options expire 10 years from the date of grant, subject to limited exceptions. In certain circumstances following the merger with Microsoft, these options may accelerate (see "Change-in-Control Arrangements" on page 61 of this annual report).

Stock Option Exercises and Holdings

   The following table provides information on options exercised in fiscal 1999 by the executive officers, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of fiscal year-end. The table also reports the values for "in-the-money" options, which represent the positive spreads between the exercise prices of any such existing stock options and the fiscal year-end price of our common stock.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     And Fiscal Year End Option/SAR Values

                                                 # of Securities Underlying       Value of Unexercised In-the-
                                                 Unexercised Options/SARs at           Money Options/SARs
                                                    Fiscal Year End(#)(1)           at Fiscal Year End($)(1)
                           Shares                ------------------------------   -------------------------------
                         Acquired on    Value
          Name           Exercise(#) Realized($) Exercisable     Unexercisable     Exercisable     Unexercisable
          ----           ----------- ----------- -------------   --------------   --------------  ---------------
Jeremy A. Jaech.........        0            0                 0                0               0                0
Theodore C. Johnson.....        0            0                 0                0               0                0
Steve M. Gordon.........        0            0           136,499           97,501       2,478,317        1,770,257
Jim Horsburgh...........   18,500      539,046            33,650          189,750         616,359        2,219,908
M. Thomas Hull..........        0            0            20,374          185,626         290,692        2,157,067
Evelyn Cruz Sroufe......        0            0            46,874          203,126               0        1,242,192

--------
(1) For the fiscal year ended October 1, 1999. The average of the high and low trades of our common stock on that date, as reported on the Nasdaq National Market, was $39.0313 per share.

Director Compensation

   None of our directors received any cash compensation during fiscal 1999 for serving on the board or on any committees of the board, except for reimbursement of reasonable expenses incurred in attending meetings. In fiscal 1999, Mr. McDowell received an option to purchase 18,000 shares of our common stock and Messrs. Alberg, Byers, Johnston, Mackenzie and Oki each received an option to purchase 4,500 shares of our common stock, in each case under the terms of our 1995 Stock Option Plan for Nonemployee Directors.

Compensation Committee Interlocks and Insider Participation

   During 1998, the compensation committee of the board of directors included Messrs. Byers, Johnston and Mackenzie. Since January 1, 1999, the committee has included Messrs. Alberg, Byers and Mackenzie. No member of the compensation committee was or is an officer or employee of Visio or any of our subsidiaries.

Change-in-Control Arrangements

   Generally. Under our 1995 Long-Term Incentive Compensation Plan, in the event of specified mergers or consolidations, a sale of substantially all our assets, a liquidation or other specified corporate transactions, each option, stock appreciation right or stock award that is then outstanding will automatically accelerate so that each such award will, immediately before the corporate transaction, become 100% vested, except that such award will not accelerate if and to the extent

  . the award is, in connection with the corporate transaction, either to be assumed by the successor corporation or its parent or to be replaced with a comparable award for the purchase of shares of the capital stock of the successor corporation or its parent,

  . the award is to be replaced with a cash incentive program of the successor corporation that preserves the spread existing at the time of the corporate transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to the award,

  . our accountants determine that the acceleration of awards would render unavailable pooling-of-interests accounting for a corporate transaction that would otherwise qualify for such accounting treatment, or

  . the acceleration of the award is subject to other limitations imposed by the instrument evidencing the award.

   Any such awards that are assumed or replaced in the corporate transaction and do not otherwise accelerate at that time will be accelerated if the holder's employment or services subsequently terminates within two years following the corporate transaction, unless the employment or services are terminated by us for "Cause" or by the holder voluntarily without "Good Reason" (as those terms are defined under the plan).

   Under our 1990 Stock Option Plan, in the event of a "Change in Control" (as defined under the plan), unless otherwise determined by the board of directors before the Change in Control, (a) all options granted under the plan become fully exercisable and (b) all optionees under the plan have the right, in lieu of exercising any nonqualified stock option, to elect within 90 days of the Change in Control to receive in cash an amount equal to the difference between the option exercise price and the fair market value of the stock on the date of exercise of the election. In connection with the Microsoft merger, the board determined that these provisions would not be triggered by the closing of the merger.

   In Connection With Microsoft Merger. Our directors and officers have certain interests in connection with the proposed merger with Microsoft.

  . Stock options. Under the terms of the merger agreement, at the time the merger is completed, each outstanding option to purchase shares of our common stock issued to employees and directors will be assumed by Microsoft and will automatically become an option to purchase shares of Microsoft common stock. The terms of an assumed Visio option held by an employee or officer will not be affected by the merger, except that the number of shares subject to the option and the exercise price per share will be adjusted to reflect the exchange ratio. In accordance with the provisions of our 1995 Long-Term Incentive Compensation Plan, vesting of options will accelerate if, within two years following the approval of the merger by our shareholders, an option holder's employment terminates under specified qualifying circumstances. In accordance with the provisions of our 1995 Stock Option Plan for Nonemployee Directors, any outstanding options granted under that plan that are not otherwise vested will become fully vested and exercisable immediately before the effective time of the merger.

    As of November 30, 1999, our directors and executive officers collectively held outstanding options to purchase 1,267,500 shares of our common stock. Of these options, 586,375 were vested as of November 30, 1999. The vesting of the remaining 40,500 options held by nonemployee directors will accelerate at the effective time of the merger. To the extent they have not already vested in accordance with their terms, the vesting of the remaining 640,625 options held by executive officers could accelerate during the two-year period following the completion of the merger if the option holder's employment terminates under specified qualifying circumstances.

  . Employment offer letters. Microsoft has issued offer letters to Jeremy
    Jaech and Theodore Johnson. Under the terms of these offer letters, Mr. Jaech and Mr. Johnson would each serve as a vice president of Microsoft after the closing of the merger and would be paid an annual salary of $200,000 and $190,000, respectively. In addition, Mr. Jaech and Mr. Johnson would receive options to purchase 40,000 and 35,000 shares of Microsoft common stock, respectively.

  . Microsoft retention and transition bonus plan; severance. In accordance with the merger agreement, Microsoft has implemented a retention plan for our executives. Under the plan, each executive, other than Messrs. Jaech and Johnson, who six months after the closing of the merger either is not offered a position with Microsoft or rejects the position offered, will receive a retention bonus equal to 40% of his or her annual base salary, provided that the executive has not voluntarily terminated his or her employment with Microsoft and his or her employment has not been terminated for cause before that time. In addition, each executive, other than Messrs. Jaech and Johnson, who six months after the closing of the merger has accepted a position with Microsoft, will receive a signing bonus equal to 60% of his or her annual base salary and will be eligible to receive additional signing bonuses equal to 20% of his or her annual base salary at six-month intervals through the second anniversary of the closing of the merger, provided the executive has not voluntarily terminated his or her employment before that time. Six months following the closing of the merger, or such earlier date as may be determined by a transition committee established by us and Microsoft, each executive, other than Messrs. Jaech and Johnson, also will be entitled to receive a transition bonus equal to 40% of his or her base salary.

   In addition, each executive will be entitled to receive a severance package that includes Microsoft's standard severance. Microsoft's standard severance includes a payment of six weeks' base salary plus two weeks' base salary for every six months of service, capped at 26 weeks. The 26-week cap does not include the six weeks' base salary payment. If Microsoft's standard severance is less than six months' base pay, Microsoft will make a supplemental payment for the difference. The executives are also entitled to outplacement assistance.

  . Visio retention plan. If the merger does not close before June 1, 2000, each executive, other than Messrs. Jaech and Johnson, will be entitled to receive a "stay bonus" equal to 40% of his or her base salary. The stay bonus will not be paid if the merger closes before June 1, 2000.

  . Indemnification and insurance. Microsoft has agreed that if the merger is completed, all rights to indemnification (including advancement of expenses) of our or our subsidiaries' current or former directors, officers and employees arising from actions taken before the consummation of the merger, as provided in our or our subsidiaries' articles of incorporation and bylaws and existing indemnification agreements, will be assumed by Microsoft, will continue in full force and effect for six years from the effective date of the merger and will be guaranteed by Microsoft.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table provides information regarding the beneficial ownership of our common stock as of November 30, 1999 by (a) each person who we know owns beneficially more than 5% of our outstanding common stock; (b) the chief executive officer and each of our other executive officers; (c) each of our directors; and (d) all of our directors and executive officers as a group.

                                                        Number of
                                                        Shares of    Percent of
                                                       Visio Stock  Visio Stock
                                                       Beneficially Beneficially
Name and Address of Beneficial Owner                      Owned        Owned
------------------------------------                   ------------ ------------
PRINCIPAL SHAREHOLDERS(1)
Microsoft Corporation(2)
  One Microsoft Way
  Redmond, WA 98052...................................  6,012,500       16.5%
J.W. Seligman & Co. Incorporated(3)
  100 Park Avenue, 8th Floor
  New York, NY 10006..................................  2,926,865        9.6%
T. Rowe Price Associates, Inc.(4)
  100 E. Pratt Street
  Baltimore, MD 21202.................................  2,559,900        8.4%
DIRECTORS
Tom A. Alberg(5)......................................     79,500          *
Tom Byers, Ph.D.(6)...................................     33,600          *
Jeremy A. Jaech(7)(8).................................  2,020,262        6.6%
Theodore C. Johnson(8)(9).............................  1,772,050        5.8%
John R. Johnston(10)..................................    204,979          *
Douglas J. Mackenzie(11)..............................     99,940          *
Robert McDowell.......................................      5,000          *
Scott Oki(12).........................................    299,384          *
EXECUTIVE OFFICERS
Steve M. Gordon(13)...................................    152,750          *
Jim Horsburgh(14).....................................     40,199          *
M. Thomas Hull(15)....................................     33,742          *
Evelyn Cruz Sroufe(16)................................     56,479          *
All directors and executive officers as
 a group (12 persons)(17).............................  4,797,885       15.4%

--------
 * Less than 1%
 (1) Based on our review of schedules and reports filed with the Securities and Exchange Commission under sections 13(d) and 13(g) of the Exchange Act.
 (2) Includes 6,012,500 shares issuable upon exercise of a stock option, which is exercisable only if Microsoft terminates, under specified conditions, the Agreement and Plan of Reorganization, dated September 14, 1999, as amended. Under the terms and subject to the conditions of that agreement, MovieSub, Inc., a wholly owned subsidiary of Microsoft, will merge with us, and we will become a wholly owned subsidiary of Microsoft.
 (3) Includes 1,800,000 shares held by Seligman Communications & Information Fund, Inc., for whom J.W. Seligman & Co. Incorporated serves as investment advisor.
 (4) Represents the aggregate number of shares held by all client accounts and mutual funds managed by T. Rowe Price Associates, Inc. No single client account or fund managed by T. Rowe Price owns 5% or more of the outstanding shares of our common stock.

 (5) Includes 77,500 shares issuable upon exercise of stock options.
 (6) Consists of 33,600 shares issuable upon exercise of stock options.
 (7) Includes an aggregate of 110,000 shares over which Mr. Jaech has voting control with respect to the Ryan Philip Johnson Trust of 1995 (55,000 shares) and the Matthew Tyler Johnson Trust of 1995 (55,000 shares), trusts created for the benefit of Mr. Johnson's children. Mr. Johnson has not retained any control over the trusts. Mr. Johnson's father, Vernon D. Johnson, as trustee, has investment power with respect to these shares. Does not include an aggregate of 289,900 shares held by three trusts established for the benefit of Mr. Jaech's children and other relatives. Mr. Jaech is neither a trustee nor a beneficiary of these trusts and disclaims any beneficial ownership of the common stock held by these trusts.
 (8) Messrs. Jaech and Johnson are also executive officers. The business address for Messrs. Jaech and Johnson is: Visio Corporation, 2211 Elliott Avenue, Seattle, Washington 98121.
 (9) Includes an aggregate of 289,900 shares over which Mr. Johnson has voting control with respect to the Christopher Leo Jaech Trust of 1993 (139,900 shares), the Elisabeth Anna Jaech Trust of 1991 (140,000 shares) and the Jeremy and Linda Jaech Educational Trust (10,000 shares), trusts created for the benefit of Mr. Jaech's children and other relatives. Mr. Jaech has not retained any control over these trusts. Seattle-First Stock Bank, N.A., as trustee, has investment power with respect to these shares. Also includes 60,000 shares held by Mr. Johnson's spouse. Does not include an aggregate of 110,000 shares held by two trusts established for the benefit of Mr. Johnson's children. Mr. Johnson is neither a trustee nor a beneficiary of these trusts and disclaims any beneficial ownership of the common stock held by these trusts.
(10) Includes 49,500 shares issuable upon exercise of stock options.
(11) Includes 43,500 shares issuable upon exercise of stock options. Mr. Mackenzie shares voting and investment power with respect to 56,440 shares with his wife, Shawn Mackenzie.
(12) Includes 109,500 shares issuable upon exercise of stock options.
(13) Consists of 152,750 shares issuable upon exercise of stock options.
(14) Includes 37,900 shares issuable upon exercise of stock options.
(15) Includes 31,248 shares issuable upon exercise of stock options.
(16) Includes 56,250 shares issuable upon exercise of stock options.
(17) Includes 591,748 shares issuable upon exercise of stock options.

Item 13. Related-Party Transactions

   Mr. McDowell serves as Microsoft's vice president, enterprise business relationships. In addition to the proposed merger, Visio and Microsoft have engaged in numerous transactions in the ordinary course of their businesses. Other than indirect interests common to all employees of Microsoft, Mr. McDowell has had no personal interests in our transactions with Microsoft.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) List of Documents Filed as a Part of This Report:

   (1) INDEX TO FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors....................   35
     Balance Sheets as of September 30, 1998 and 1999.....................   36
     Statements of Income for each of the three years ended September 30,
      1999................................................................   37
     Statements of Cash Flows for each of the three years ended September
      30, 1999............................................................   38
     Statements of Shareholders' Equity for each of the three years ended
      September 30, 1999..................................................   39
     Notes to Financial Statements........................................   40

   (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

     Schedule II--Valuation and Qualifying Accounts for each of the three
      years ended September 30, 1999......................................   56

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

   (3) Exhibits

      The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits contained in this annual report.

  (b) Reports on Form 8-K

   On September 15, 1999, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting the Agreement and Plan of Reorganization, dated September 14, 1999, that we entered into with Microsoft Corporation and MovieSub, Inc.

                               INDEX TO EXHIBITS

     Number                          Description                       Location
     ------                          -----------                       --------
  2.1           Agreement and Plan of Merger by and among Visio           (D)
                 Corporation, Kaspia Systems, Inc., VMS-1, Inc. and
                 the stockholders of Kaspia named therein, dated
                 July 10, 1998
  2.2           Agreement and Plan of Reorganization among Visio          (E)
                 Corporation, Microsoft Corporation and MovieSub,
                 Inc., dated September 14, 1999
  2.3           Amendment to Agreement and Plan of Reorganization          +
                 among Visio Corporation, Microsoft Corporation and
                 MovieSub, Inc., dated October 29, 1999
  3.1           Fourth Restated Articles of Incorporation of Visio        (B)
                 Corporation
  3.2           Restated Bylaws of Visio Corporation                      (B)
  4.1           Specimen Common Stock Certificate of Visio                (A)
                 Corporation
  4.2           Investor Rights Agreement between Visio Corporation       (D)
                 and the investors named therein, dated July 10,
                 1998
  4.3           Stock Option Agreement between Visio Corporation and      (E)
                 Microsoft Corporation, dated as of September 14,
                 1999
 10.1           1990 Stock Option Plan, as amended                        (B)
 10.2           1995 Long-Term Incentive Stock Option Plan, as            (C)
                 amended
 10.3           1995 Stock Option Plan for Nonemployee Directors, as      (H)
                 amended
 10.4           1995 Employee Stock Purchase Plan, as amended             (B)
 10.5           Lease Agreement between WRC Trade Center LLC and          (F)
                 Visio Corporation, dated January 9, 1998
 10.6           Lease Agreement between WRC Wall Street LLC and            +
                 Visio Corporation, dated December 18, 1998
 10.7           Agreement for Lease, dated October 22, 1998, among        (G)
                 Norwell Investments Limited, Plaza Blocks C&D
                 Construction Limited, Visio International Limited
                 and Visio Corporation, as guarantor
 10.8           Registration Rights Agreement among Visio                 (A)
                 Corporation and the investors, named therein, dated
                 as of April 11, 1991, as amended
 10.9           Form of Indemnification Agreement for directors and       (A)
                 officers
 10.10*         Distribution Agreement dated as of December 14,           (A)
                 1992, as amended, between Visio Corporation and
                 Merisel, Inc.
 10.11*         Distributor Agreement dated as of November 2, 1992,       (A)
                 as amended, between Visio Corporation and Ingram
                 Micro, Inc.
 21.1           Subsidiaries of the registrant                             +
 23.1           Consent of Ernst & Young LLP, Independent Auditors         +
 24.1           Power of Attorney (contained on signature page)            +
 27.1           Financial Data Schedule, which is submitted                +
                 electronically to the Securities and Exchange
                 Commission for informational purposes only and not
                 filed

--------
 + Filed herewith.
(A)Filed as an exhibit to Visio's Registration Statement on Form S-1 (Registration No. 33-96986), effective November 9, 1995, and incorporated herein by reference.
(B)Filed as an exhibit to Visio's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.

(C)Filed as an exhibit to Visio's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-50619), effective June 18, 1998, and incorporated herein by reference.
(D)Filed as an exhibit to Visio's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 1998 and incorporated herein by reference.
(E)Filed as an exhibit to Visio's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 1999 and incorporated herein by reference.
(F)Filed as an exhibit to Visio's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference.
(G)Filed as an exhibit to Visio's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.
(H)Filed as an exhibit to Visio's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.
 * Portions of these exhibits have been omitted based upon a request for confidential treatment granted by the Securities and Exchange Commission. The omitted portions of the exhibits have been separately filed with the Securities and Exchange Commission.

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

                                          Date: December 29, 1999

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

              Signature                            Title                   Date
              ---------                            -----                   ----
       /s/ Jeremy A. Jaech             President, Chief Executive      December 29,
______________________________________  Officer and Director               1999
           Jeremy A. Jaech              (Principal Executive
                                        Officer)

       /s/ Steve M. Gordon             Chief Financial Officer and     December 29,
______________________________________  Senior Vice President,             1999
           Steve M. Gordon              Finance and Administration
                                        (Principal Financial and
                                        Accounting Officer)

     /s/ Theodore C. Johnson           Chief Technology Officer,       December 29,
______________________________________  Executive Vice President,          1999
         Theodore C. Johnson            and Director

        /s/ Tom A. Alberg              Director                        December 29,
______________________________________                                     1999
            Tom A. Alberg

       /s/ Thomas H. Byers             Director                        December 29,
______________________________________                                     1999
           Thomas H. Byers

       /s/ John R. Johnston            Director                        December 29,
______________________________________                                     1999
           John R. Johnston

              Signature                            Title                   Date
              ---------                            -----                   ----
     /s/ Douglas J. Mackenzie          Director                        December 29,
______________________________________                                     1999
         Douglas J. Mackenzie

      /s/ Robert L. McDowell           Director                        December 29,
______________________________________                                     1999
          Robert L. McDowell

          /s/ Scott Oki                Director                        December 29,
______________________________________                                     1999
              Scott Oki

(C) 1999 Visio Corporation. All rights reserved.